Form 10QSB
period 1996-06-30
MCB FINANCIAL CORP
filed 1996-08-14
CIK 902789

FORM 10-QSB

             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

(Mark One)
[X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
          For the transition period from _______to______

                Commission file number:  33-76832

                    MCB FINANCIAL CORPORATION
              (exact name of small business issuer)

               California                         68-0300300
     (State or other jurisdiction                (IRS Employer
    of incorporation or organization)            Identification No.)

         1248 Fifth Avenue, San Rafael, California 94901
            (Address of principal executive offices)

                         (415) 459-2265
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
August 10, 1996

Class
Common stock, no par value          898,324


                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

              MCB FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,           December 31,
                                              1996                1995
ASSETS                                     (Unaudited)
Cash and due from banks                   $  6,742,352       $  7,706,117
Federal funds sold                                              4,860,000
     Total cash and cash equivalents         6,742,352         12,566,117

Interest-bearing deposits with banks           482,000          1,269,000
Investment securities (market value of
   $38,759,253 and $39,332,581)             39,530,738         39,232,892

Mortgage loans sold pending settlement       1,696,700          3,515,620
Loans held for investment (net of allowance
   for possible credit losses of $900,064
   in 1996 and $752,358 in 1995)            72,330,000         58,612,151

Premises and equipment - net                 2,448,697          2,550,871
Accrued interest receivable                  1,118,763            983,158
Deferred income taxes                          329,068          1,483,758
Other assets                                 1,491,213          2,102,508
     Total assets                       $  126,169,531     $  122,316,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing             $   25,272,731     $   21,758,760
        Interest-bearing:
           Transaction accounts             68,204,175         64,160,115
           Time certificates, $100,000
              and over                       8,842,438          9,106,755
           Savings and other
              time deposits                 11,632,393         15,237,740
           Total interest-bearing deposits  88,679,006         88,504,610
              Total deposits               113,951,737        110,263,370

     Other borrowings                        1,821,505            213,378
     Accrued interest payable
        and other liabilities                  917,147          3,568,592
              Total liabilities            116,690,389        114,045,340

Commitments and contingencies

SHAREHOLDERS' EQUITY
     Preferred stock, no par value:
        authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value:
        authorized 20,000,000 shares;
        issued and outstanding 898,324
        shares in 1996 and 1995              8,908,876         8,908,876
     Unrealized (loss) gain on investment
        securities available for sale - net   (104,497)            9,691
     Retained earnings (accumulated deficit)   674,763          (647,832)
              Total shareholders' equity     9,479,142         8,270,735
     Total liabilities and shareholders'
        equity                          $  126,169,531    $  122,316,075

See notes to condensed consolidated financial statements.


                 MCB FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended        For the Six Months
                                     June 30,                Ended June 30,
                                  1996      1995           1996      1995
                                    (Unaudited)              (Unaudited)
INTEREST INCOME:
 Loans, including fees        $1,829,512  $1,503,217   $3,493,932  $2,890,227
 Federal funds sold               34,785     133,116      158,178     185,518
 Investment securities           669,949     480,207    1,247,699     897,714
   Total                       2,534,246   2,116,540    4,899,809   3,973,459

INTEREST EXPENSE:
 Interest-bearing transaction,
    savings and other
    time deposits                859,349     859,590    1,735,112   1,497,013
 Time certificates, $100,000
    and over                     118,690     121,280      245,886     224,226
 Other interest                    8,838       4,842       14,659      52,647
   Total                         986,877     985,712    1,995,657   1,773,886

NET INTEREST INCOME            1,547,369   1,130,828    2,904,152   2,199,573

PROVISION FOR POSSIBLE
   CREDIT LOSSES                       0      10,000      140,000      40,000

NET INTEREST INCOME AFTER
   PROVISION FOR POSSIBLE
   CREDIT LOSSES               1,547,369   1,120,828    2,764,152   2,159,573

OTHER INCOME:
   Gain on sale of loans         151,380     108,610      258,613     195,155
   Service fees on
      deposit accounts            98,431      57,603      189,413     116,028
   Loan servicing fees             3,789                   11,370       4,207
   Recovery of litigation
      expenses                    24,689      13,813    1,824,689     451,640
   Other                          24,288      20,306       75,123      46,515
        Total                    302,577     200,332    2,359,208     813,545

OTHER EXPENSES:
   Salaries and employee
      benefits                   763,579     788,144    1,728,745   1,603,713
   Occupancy expense             174,449     185,458      348,766     370,489
   Furniture and equipment
      expense                    102,276      90,877      196,306     165,759
   Professional services           9,841      93,488       61,862     255,134
   Supplies                       67,427      85,466      119,763     146,351
   Promotional expenses           52,757      94,177       90,410     187,259
   Data processing fees           66,671      54,447      131,931     104,875
   Regulatory assessments         11,313      51,308       22,627     102,616
   Provision for legal
      settlement                           2,800,000                2,800,000
   Other                          83,099     134,581      165,717     261,450
        Total                  1,331,412   4,377,946    2,866,127   5,997,646

INCOME (LOSS) BEFORE
   INCOME TAXES                  518,534  (3,056,786)   2,257,233  (3,024,528)

INCOME TAXES (BENEFIT)           211,565  (1,161,376)     934,638  (1,154,200)

NET INCOME (LOSS)              $ 306,969($ 1,895,410) $ 1,322,595($ 1,870,328)

NET INCOME (LOSS) PER
   COMMON SHARE:
   Primary and fully diluted      $ 0.34     ($ 2.11)       $1.47     ($ 2.07)


See notes to condensed consolidated financial statements.


             MCB FINANCIAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Six Months
                                                          Ended June 30,
                                                         1996         1995
OPERATING ACTIVITIES:                                      (Unaudited)
   Net income                                        $ 1,322,595 $ (1,870,328)
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Originations of loans for sale                  (20,217,000) (19,352,000)
     Settlement of mortgage loans sold                22,035,920   23,306,440
     Provision for possible credit losses                140,000       40,000
     Depreciation and amortization                       284,291      136,180
     Loss on sale of other real estate owned                            9,972
     Provision for legal settlement                                 2,800,000
     Loss on sale of investment securities                             56,243
     Recovery of litigation expenses                  (1,800,000)
     Change in deferred income taxes                   1,235,828   (1,236,212)
     (Increase) decrease in accrued interest
        receivable                                      (135,605)      11,859
     Decrease in other assets                          1,839,289      167,876
     Decrease in accrued interest payable and
        other liabilities                             (2,077,092)     (60,716)
          Net cash provided by operating activities    2,628,226    4,009,314

INVESTING ACTIVITIES:
   Held to maturity securities:
      Maturities                                       9,000,000    2,100,000
      Purchases                                      (16,238,750)  (6,860,074)
   Available for sale securities:
      Sales                                                         1,731,520
      Maturities                                       7,646,336      339,032
      Purchases                                       (1,000,481)    (933,469)
   Decrease (increase) in interest-bearing
      deposits with banks                                787,000     (387,000)
   Proceeds from sale of other real estate owned                      286,090
   Net increase in loans held for investment         (13,857,849)  (8,658,541)
   Purchases of premises and equipment                   (84,741)    (368,590)
          Net cash used by investing activities      (13,748,485) (12,751,032)

FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
      demand deposits                                  3,513,971      902,249
   Net increase in interest-bearing transaction,
      savings and other time deposits                    174,396   27,174,011
   Net increase (decrease) in other borrowings         1,608,127   (3,740,943)
   Purchases of common stock                                         (104,970)
          Net cash provided by financing activities    5,296,494   24,230,347

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (5,823,765)  15,488,629

CASH AND CASH EQUIVALENTS:
   Beginning of period                                12,566,117    7,062,896

   End of period                                     $ 6,742,352 $ 22,551,525

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings         $ 2,126,004 $  1,777,298



See notes to condensed consolidated financial statements.


                    MCB FINANCIAL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996

Item 1.   Financial Statements

Introduction and Basis of Presentation

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1995. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 1996 may not be indicative of operating results for the year ended December 31, 1996. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

Legal

    In September 1992, Chino Valley Bank filed a lawsuit against Metro Commerce alleging that Metro Commerce and its Chief Executive Officer, John Cavallucci, had engaged in unfair competition with Chino Valley Bank. In June 1995, a jury rendered a verdict in favor of Chino Valley Bank and against Metro Commerce and Mr. Cavallucci in the amount of $795,000. Subsequently during 1995 Metro Commerce established a legal contingency reserve of $2.8 million, based on the amount of the jury verdict, the legal costs expected to be incurred by Metro Commerce, and the possibility of an award of attorneys' fees to the plaintiff. In addition, Metro Commerce agreed to indemnify Mr. Cavallucci for the amount of his personal liability to Chino Valley Bank, and Metro Commerce and Mr. Cavallucci reached an agreement with Metro Commerce's directors and officers liability insurance carrier pursuant to which the carrier agreed to pay $1.2 million of the amounts awarded to Chino Valley Bank. In February 1996, the trial court awarded Chino Valley Bank costs and attorneys' fees in the amount of $1,327,438. Subsequently, in March 1996 Metro Commerce and Mr. Cavallucci entered into a settlement agreement with Chino Valley Bank pursuant to which the parties agreed to settle all claims upon the payment of $2,100,000 to Chino Valley Bank. As a result of the settlement agreement with Chino Valley Bank and the separate settlement with Metro Commerce's insurance carrier, Metro Commerce recovered and reversed approximately $1.8 million from the legal contingency reserve during the first quarter of 1996. This recovery reflects the final settlement of this matter.

Recently Issued Accounting Pronouncements

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value-based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value-based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No. 25).

     All of the Company's stock options have no intrinsic value at grant date, and under Opinion No. 25, no compensation cost is recognized for them. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of Opinion No. 25 will disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value-based method, including tax effects, that would have been recognized in the income statement if the fair value-based method had been used. The Company will continue to apply Opinion No. 25 in accounting for stock-based compensation plans.

In June of 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of this statement is not permitted. Management will be reviewing this statement during the remainder of 1996 to determine its effect on the Company's financial statements.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion presents information pertaining to the financial condition and results of operation of MCB Financial Corporation ("Company") and should be read in conjunction with the financial statements and notes thereto presented in this 10-
QSB.   Average balances, including balances used in calculating
certain financial ratios, are generally comprised of average daily balances.

OVERVIEW
     Earnings Summary. The Company reported net income of $306,969, or $0.34 per share, for the second quarter of 1996. This compares to a net operating loss of $1,895,410, or $2.11 per share, for the same period in 1995. Improvement in net interest income, due to the recent rise in commercial loan activity, continued to positively impact the net interest margin. The net operating loss in 1995 was due to the creation of a contingency reserve established in anticipation of possible losses from litigation outstanding at that time.

     For the six months ended June 30, 1996, the Company reported net income of $1,322,595, or $1.47 per share. This compares to a net operating loss of $1,870,328, or $2.07 per share, for the same period of 1995. During the first quarter of 1996, the Company recovered approximately $1.8 million from its litigation contingency reserve in conjunction with the settlement of its outstanding litigation.

     Return on average assets and return on average equity for the second quarter of 1996 were 0.98% and 13.10%, respectively, as compared to (7.17%) and (79.22%), respectively, for the same period of 1995. Return on average assets and return on average equity for the six months ended June 30, 1996 were 2.14% and 29.78%, respectively, as compared to (3.75%) and (38.86%), respectively, for the same period of 1995.

FINANCIAL CONDITION
     Summary. Total assets of the Company increased by $3.9 million, or 3.2%, from the end of 1995 to reach $126.2 million at June 30, 1996. This increase resulted from growth of existing operations.

     Loans Held for Investment. Net loans held for investment increased by $13.7 million, or 23.4%, during the first six months of 1996. Demand for credit continued to improve particularly with respect to commercial real estate lending. The following table sets forth the amount of total loans outstanding by category as of the dates indicated:

Total Loans                                          June 30,   December 31,
(dollar amounts in thousands)                          1996         1995
Commercial                                          $ 18,449    $ 16,145
Real estate:
   Commercial                                         40,071      32,161
   Construction                                        6,861       4,388
   Land                                                2,407       1,882
Home equity                                            3,200       2,903
Loans to consumers and individuals                     2,293       1,960
       Total                                          73,281      59,439
Deferred loan fees                                       (51)        (75)
Allowance for possible credit losses                    (900)       (752)
    Total net loans                                 $ 72,330    $ 58,612


     In the normal practice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $58.1 million, or 77.0% of the total portfolio as of June 30, 1996. Due to the Company's limited marketing area, its real estate collateral is concentrated primarily in Northern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against decreasing real estate prices.

     The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of June 30, 1996, the two largest industry concentrations within the loan portfolio were real estate and related services at 22.0% and the business/personal service industry at 18.4% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

     Mortgage Loans. Mortgage loans sold pending settlement totaled $1.7 million at June 30, 1996, as compared to $3.5 million at December 31, 1995. The outstanding aggregate amount of mortgage loans is dependent upon the volume of mortgage originations, loan delivery schedules, and sale transaction settlement dates. During the second quarter of 1996, the Company's mortgage origination volume was $10.7 million as compared to $8.4 million during the same period of 1995. Higher interest rates and the lack of real estate transaction activity have severely impacted the mortgage market since the second quarter of 1994.

     Nonperforming Assets.   The Company carefully monitors the
quality of its loan portfolio and the factors that effect it including regional economic conditions, employment stability, and real estate values. It is the Company's policy to transfer loans which become 90 days or more past due, from either delinquent principal or interest payments, to "nonaccrual" status. No additional interest income is recognized once a loan is classified as nonaccrual. If previously accrued interest is deemed uncollectable, it is reversed from interest income.

     As of June 30, 1996, the Company had nonperforming assets in the amount of $292,000 which represented three nonaccrual loans. Had the nonaccrual loans performed under their contractual terms $14,005 in additional interest income would have been recognized during 1996. The following table sets forth the balance of nonperforming assets as of the dates indicated.

Nonperforming Assets                                  June 30,  December 31,
(dollar amounts in thousands)                           1996       1995

Nonaccrual loans                                     $    292      $
Loans 90 days or more past due and still accruing
Other real estate owned
                                                     $    292      $

As a percent of total loans                              0.40%        0.00%
As a percent of total assets                             0.23%        0.00%


     At June 30, 1996, the Company had loans identified as impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118 (an amendment to SFAS No.
114), in the amount of $292,000. The Company provided no allowance for possible credit losses at June 30, 1996 for these impaired loans.

     Allowance for Possible Credit Losses. The Company maintains an allowance for possible credit losses ("APCL") which is reduced by credit losses and increased by credit recoveries and provisions to the APCL charged against operations. Provisions to the APCL and the total of the APCL are based, among other factors, upon the Company's credit loss experience, current and projected economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

     In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 1996, the APCL of $900,064, or 1.20% of total loans was determined to be adequate against foreseeable future losses.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                       June 30,  December 31,
                                                         1996       1995
Balances:
 Average loans during period (includes mortgage
    loans held for sale)                              $ 65,739    $ 56,589
 Loans at end of period (includes mortgage
    loans held for sale)                                74,927      62,880

Allowance for Possible Credit Losses:
   Balance at beginning of period                          752         906
   Actual credit losses:
       Commercial loans                                                242
       Loans to consumers and individuals                               21
            Total                                            0         263
   Actual credit recoveries:
       Commercial loans                                      8           9
            Total                                            8           9
   Net credit losses                                        (8)        254
   Provision charged to operating expenses                 140         100
   Balance at end of period                             $  900  $      752

Ratios:
   Net credit losses to average loans                    -0.01%       0.45%
   Allowance for possible credit losses
      to loans at end of period                           1.20%       1.20%
   Net credit losses to beginning of period
      allowance for credit losses                       - 1.06%      28.04%

     No loan loss provision was recorded during the second quarter of 1996 as compared to $10,000 during the same period of 1995. For the six months ended June 30, 1996, based upon growth in the loan portfolio, the Company provided $140,000 to the allowance for possible credit losses as compared to $40,000 during the same period of 1995. Net credit losses in 1995 resulted from the write-off of substandard loans acquired from the Bank of Hayward. These loans were reflected in the allowance for possible credit losses acquired from the Bank of Hayward in 1994.

     The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                        June 30,      December 31,
                                         1996            1995
                                             % of                      % of
                                           Category                 Category
                                           to Total                 to Total
                                  APCL      Loans          APCL      Loans

Commercial loans              $    576       47.26%      $  324       46.21%
Real estate loans                  166       44.48%         248       45.11%
Consumer loans                      50        8.26%          46        8.68%
Not allocated                      108          N/A         134          N/A
     Total                    $    900       100.00%     $  752       100.00%

      The allowance is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.


     Deposits/Other Borrowings. Total consolidated deposits increased by $3.7 million, or 3.3%, during the six months ended
June 30, 1996. This increase was primarily the result of growth in existing operations.

     Lower interest rates during the six months ended June 30, 1996 caused the cost of funds to decrease to 3.54% from 3.89% during 1995. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                         Six Months Ended     Year Ended
                                          June 30, 1996     December 31, 1995
                                          Average  Average    Average  Average
                                          Balance  Rate       Balance   Rate
Noninterest-bearing demand deposits     $  20,970           $  16,691

Interest-bearing demand deposits
   (includes money market deposit
    accounts)                              68,595   4.10%      55,927    4.46%
Savings deposits                            2,601   1.98%       2,430    2.22%
Time deposits, $100,000 and over            8,813   5.58%       8,541    5.78%
Other time deposits                        10,973   5.54%      13,357    5.50%
    Total interest-bearing                 90,982   4.35%      80,255    4.70%

Total deposits                          $ 111,952   3.54%   $  96,946    3.89%


     The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):


                                                       June 30,  December 31,
Time remaining to maturity                               1996       1995
Three months or less                                   $ 3,419      $ 3,637
After three months to six months                         1,899        2,182
After six months to one year                             2,677        2,148
After twelve months                                        847        1,140
          Total                                        $ 8,842      $ 9,107



RESULTS OF OPERATIONS

     Net Interest Income/Net Interest Margin. Net interest income for the quarter ended June 30, 1996 was $1,547,369, an increase of 36.8% over the net interest income of $1,130,828 during the same period of 1995. Net interest income for the six months ended June 30, 1996 was $2,904,152, an increase of 32.0% over the net interest income of $2,199,573 during the same period of 1995. The increases in both periods were primarily due to the growth in commercial lending.

     The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or
interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):
                                      For the quarter ended June 30,
                                       1996                  1995
                            Average                    Average
                            Balance Interest  Rate     Balance Interest Rate
ASSETS
Federal funds sold         $  2,728 $     35  5.13%   $  8,910 $   133  5.97%
Interest-bearing deposits
   with banks                   669       10  5.98%        885      15  6.78%
Investment securities        42,677      660  6.19%     33,086     466  5.74%
Mortgage loans held for sale  1,958       38  7.76%      1,421      29  8.16%
Loans                        65,724    1,791 10.90%     51,498   1,474 11.45%
Total earning assets        113,756    2,534  8.91%     95,800   2,117  8.87%
Total non-earning assets     11,563                      9,871
Total assets               $125,319                   $105,671

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits            $ 22,284                   $ 15,421
Interest-bearing
   transaction accounts      70,655      715  4.05%     56,158     665  4.74%
Time deposits,
   $100,000 or more           8,732      119  5.45%      8,288     121  5.84%
Savings and other time       12,394      144  4.65%     15,005     195  5.20%
     Total interest-bearing
        deposits             91,781      978  4.26%     79,451     981  4.94%
Other borrowings                756        9  4.76%        491       5  4.07%
     Total interest-bearing
        liabilities          92,537      987  4.27%     79,942     986  4.93%
Other liabilities             1,125                        738
Shareholders' equity          9,373                      9,570
Total liabilities
     and shareholders'
        equity             $125,319                   $105,671

Net interest income                   $1,547                    $1,131
Net interest margin                           5.44%                     4.76%


                                        For the six months ended June 30,
                                            1996                 1995
                               Average                Average
                               Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold            $  6,064 $    158  5.21% $6,308 $   186   5.90%
Interest-bearing deposits
   with banks                      888       28  6.31%    748      24   6.42%
Investment securities           39,796    1,220  6.14% 31,368     874   5.69%
Mortgage loans held for sale     2,012       82  8.15%  2,349      93   7.92%
Loans                           62,897    3,412 10.85% 49,725   2,796  11.25%
Total earning assets           111,657    4,900  8.78% 90,498   3,973   8.82%
Total non-earning assets        12,178                  9,355
Total assets                  $123,835                $99,853

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                $20,970                $14,730

Interest-bearing
   transaction accounts         68,595    1,405  4.10% 49,137   1,125   4.58%
Time deposits,
   $100,000 or more              8,813      246  5.58%  8,215     224   5.45%
Savings and other time          13,574      330  4.86% 15,670     372   4.75%
     Total interest-bearing
        deposits                90,982    1,981  4.35% 73,022   1,721   4.71%
Other borrowings                   634       15  4.73%  1,766      53   6.00%
     Total interest-bearing
        liabilities             91,616    1,996  4.36% 74,788   1,774   4.74%
Other liabilities                2,366                    709
Shareholders' equity             8,883                  9,626
Total liabilities
     and shareholders' equity $123,835                $99,853

Net interest income                      $2,904                $2,199
Net interest margin                              5.20%                  4.90%


The net interest margin increased to 5.44% during the second quarter of 1996 from 4.76% in the same quarter of 1995. For the six months ended June 30, 1996, the net interest margin increased to 5.20% from 4.90% for the same period of 1995. The increase in both periods was primarily attributable to an increase in commercial loan activity and noninterest bearing deposits.

     The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to average balances (volume) fluctuations and average rate fluctuations. The variance attributable to both balance and rate fluctuations is allocated to a combined rate/volume variance (dollar amounts in thousands).

                   Quarter Ended June 30, 1996  Six Months Ended June 30, 1996
                          Compared to                   Compared to
                   Quarter Ended June 30, 1995  Six Months Ended June 30, 1995"
                          Change in                     Change in
                                 Rate/                         Rate/
                     Volume Rate Volume Total      Volume Rate Volume Total
Interest Income:
 Federal funds sold    ($92)($19)   $13  ($98)        ($7)($22)    $1  ($28)
 Interest-bearing
    deposits with banks  (4)  (2)     1    (5)          4    0      0     4
 Investment securities  138   45     11   194         240   87     19   346
 Mortgage loans
    held for sale        11   (1)    (1)    9         (13)   2      0   (11)
 Loans                  407  (71)   (19)  317         741  (99)   (26)  616
Total Interest Income   460  (48)     5   417         965  (32)    (6)  927

Interest Expense:
 Interest-bearing
    transaction
    accounts            172  (97)   (25)   50         446 (118)   (48)  280
 Time deposits,
    $100,000 or more      6   (8)     0    (2)         16    6      0    22
 Savings and other time (34) (21)     4   (51)        (50)   9     (1)  (42)
 Other borrowings         3    1      0     4         (34) (11)     7   (38)
Total Interest Expense  147 (125)   (21)    1         378 (114)   (42)  222

Net Interest Income    $313  $77    $26  $416        $587  $82    $36  $705


     Noninterest Income.  The following table summarizes
noninterest income for periods indicated and expresses the
amounts as a percentage of average assets (dollar amounts in thousands).
                             Quarter Ended June 30,  Six Months Ended June 30,
Components of Noninterest
   Income                      1996        1995           1996       1995
Gain on sale of loans          $151        $109           $259       $195
Service fees on deposit
   accounts                      99          57            189        116
Loan servicing fees               4                         11          4
Recovery of litigation expenses  25          14          1,825        452
Other                            24          20             75         47
   Total                       $303        $200         $2,359        814

As a Percentage of
   Average Assets (Annualized)
Gain on sale of loans          0.48%       0.41%          0.42%      0.39%
Service fees on deposit
   accounts                    0.32%       0.22%          0.31%      0.23%
Service fees on deposit
   accounts                    0.01%       0.00%          0.02%      0.01%
Recovery of litigation
   expenses                    0.08%       0.05%          2.95%      0.91%
Other                          0.08%       0.08%          0.12%      0.09%
   Total                       0.97%       0.76%          3.81%      1.63%

     During the first quarter of 1996, the Company recovered $1.8 million from its litigation contingency reserve. The recovery resulted from the settlement agreement reached in conjunction with the Company's outstanding litigation. During the six months ended June 30, 1995, the Company received reimbursements totaling $452,000 from its primary liability insurers for litigation expenses incurred in prior periods.

     Noninterest Expenses.  The following table summarizes
noninterest expenses and the associated ratios to average assets for the periods indicated.
                             Quarter Ended June 30,  Six Months Ended June 30,
Components of Noninterest
   Expense                       1996      1995           1996        1995
Salaries and employee benefits   $764      $788         $1,729      $1,604
Occupancy expense                 174       186            349         370
Furniture and equipment expense   102        91            196         166
Professional services              10        94             62         255
Supplies                           67        85            120         146
Promotional expenses               53        94             90         187
Data processing fees               67        54            132         105
Regulatory assessments             11        51             22         103
Provision for legal settlement            2,800                      2,800
Other                              83       135            166         262
    Total                      $1,331    $4,378         $2,866      $5,998
Average full-time equivalent
   employees                       51        50             50          53

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits   2.44%     2.98%          2.79%       3.21%
Occupancy expense                0.56%     0.70%          0.56%       0.74%
Furniture and equipment expense  0.33%     0.34%          0.32%       0.33%
Professional services            0.03%     0.36%          0.10%       0.51%
Supplies                         0.21%     0.32%          0.19%       0.29%
Promotional expenses             0.17%     0.36%          0.15%       0.37%
Data processing fees             0.21%     0.20%          0.21%       0.21%
Regulatory assessments           0.04%     0.19%          0.04%       0.21%
Provision for legal settlement   0.00%    10.60%          0.00%       5.61%
Other                            0.26%     0.51%          0.27%       0.52%
    Total                        4.25%    16.57%          4.63%      12.01%


     Noninterest expense decreased to $1.3 million during the second quarter of 1996 from $4.4 million during the same period of the prior year. For the six months ended June 30, 1996, noninterest expense decreased to $2.9 million from $6.0 million during the same period of the prior year. The principal reason for the decline was the creation of the legal contingency reserve of $2.8 million in the second quarter of 1995.

     Income Taxes. The Company's effective tax rate for the quarter ended June 30, 1996 was 40.8% as compared to a 38.0% benefit in the same period of the prior year. The benefit recorded in 1995 was principally attributable to the recording of the $2.8 million legal reserve and the Company's ability to recover federal taxes paid in prior years and the expected use of net operating losses to offset future taxable income.

     Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers.
The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company, at times, holds overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 1996, federal funds sold averaged $6.1 million, or 4.9% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

     At June 30, 1996, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $43.1 million, or 34.2% of total assets. This represented all available liquid assets, excluding mortgage loans held for sale and other assets.

     Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At June 30, 1996, the loan-to-deposit ratio was 64.3% as compared to 53.8% at December 31, 1995.

     Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At June 30, 1996, this ratio was 7.04% as compared to 20.0% at December 31, 1995.

     As of June 30, 1996, the Company had no material commitments that were expected to adversely impact liquidity.

     Net interest income and the net interest margin are largely dependent on the Company's ability to closely match interest-earning assets with interest-bearing liabilities. As interest rates change, the Company must constantly balance maturing and repricing liabilities with maturing and repricing assets. This process is called asset/liability management and is commonly measured by the maturity/repricing gap. The maturity/repricing gap is the dollar difference between maturing or repricing assets and maturing or repricing liabilities at different intervals of time.

     The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of June 30, 1996, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

June 30, 1996                      Over 90  Over 180 After One  After
                           90 days days to  days to   Year to   Five
                           or less 180 days 365 days Five Years Years  Total
Earning Assets (Rate Sensitive):
 Interest-bearing deposits
    with other banks         $286    $196                                $482
 Investment securities      3,159   2,165     $2,349   $20,789 $11,247 39,709 "
 Mortgage loans held
    for sale                1,697                                       1,697
 Loans, gross of allowance
    for possible losses    39,770   1,014      2,815    16,918 12,765  73,282 "
   Total                   44,912   3,375      5,164    37,707 24,012 115,170 "

Interest-Bearing Liabilities (Rate Sensitive):
 Interest-bearing
    transaction deposits    8,543             29,831    29,831         68,204
Time deposits,
   $100,000 or more         3,419   1,899      2,677       847          8,842
Savings and other time
      deposits              2,769   1,637      4,163     3,063         11,632
Other borrowings            1,822                                       1,822
     Total                 16,553   3,536     36,671    33,741        $90,500
Period GAP                $28,359   $(161)  $(31,507)   $3,967 $24,012
Cumulative GAP            $28,359 $28,198    $(3,309)     $658 $24,670
Interest Sensitivity
   GAP Ratio                63.14%  (4.77%)  (610.12%)   10.52% 100.00%
Cumulative Interest
   Sensitivity              63.14%  58.40%     (6.19%)    0.72%  21.42%

     The Company classifies its money market accounts and savings accounts into the over 180 days to 365 days time period as well as the after one year to five years time period. This is done to adjust for the insensitivity of these accounts to changes in interest rates. Although rates on these accounts can contractually be reset at the Company's discretion, historically these accounts have not demonstrated strong correlation to changes in the prime rate. Generally, a positive gap at one year indicates that net interest income and the net interest margin will increase if interest rates rise in the future. The Company neither currently utilizes financial derivatives to hedge its asset/liability position nor has any plans to employ such strategies in the near future.

     Capital Resources. The principal source of capital for the Company is and will continue to be the retention of operating profits. The ratios of average equity to average assets for the periods indicated are set forth below.

               Six Months Ended         Year Ended
                June 30, 1996        December 31, 1995

                    7.17%                  8.06%

     Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: tier 1 (primarily shareholder's equity) and tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be tier 1 capital. As of June 30, 1996, the Company's qualifying capital was 11.80%, 10.77% of which was tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (tier 1 capital divided by total assets) of 4%. As of June 30, 1996, the Company's leverage ratio was 7.4%.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In September 1992, Chino Valley Bank filed a lawsuit against Metro Commerce alleging that Metro Commerce and its Chief Executive Officer, John Cavallucci, had engaged in unfair competition with Chino Valley Bank. In June 1995, a jury rendered a verdict in favor of Chino Valley Bank and against Metro Commerce and Mr. Cavallucci in the amount of $795,000. Subsequently during 1995 Metro Commerce established a legal contingency reserve of $2.8 million, based on the amount of the jury verdict, the legal costs expected to be incurred by Metro Commerce, and the possibility of an award of attorneys' fees to the plaintiff. In addition, Metro Commerce agreed to indemnify Mr. Cavallucci for the amount of his personal liability to Chino Valley Bank, and Metro Commerce and Mr. Cavallucci reached an agreement with Metro Commerce's directors and officers liability insurance carrier pursuant to which the carrier agreed to pay $1.2 million of the amounts awarded to Chino Valley Bank. In February 1996, the trial court awarded Chino Valley Bank costs and attorneys' fees in the amount of $1,327,438. Subsequently, in March 1996 Metro Commerce and Mr. Cavallucci entered into a settlement agreement with Chino Valley Bank pursuant to which the parties agreed to settle all claims upon the payment of $2,100,000 to Chino Valley Bank. As a result of the settlement agreement with Chino Valley Bank and the separate settlement with Metro Commerce's insurance carrier, Metro Commerce recovered and reversed approximately $1.8 million from the legal contingency reserve during the first quarter of 1996. This recovery reflects the final settlement of this matter.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on May 22, 1996. A quorum was established with the presence of 534,222 shares of 898,324 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - Election of Directors - The following persons were elected as directors:

Name                               Votes For      Votes Withheld

John Cavallucci                         524,888        9,334
Robert E. Eklund                        527,388        6,834
Timothy J. Jorstad                      527,388        6,834
Catherine H. Munson                     527,388        6,834
Gary T. Ragghianti                      527,388        6,834
Michael J. Smith                        527,388        6,834
Edward P. Tarrant                       527,388        6,834
Randall J. Verrue                       527,388        6,834


Proposal 2. - Ratification of Independent Auditors - The firm of
Deloitte & Touche LLP was ratified to serve as the Company's independent auditors for the fiscal year 1996. There were 528,987 votes cast for the proposal, 4,735 votes cast against the proposal, and 500 abstentions.


Item 5.  Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) List of  Exhibits:

(3)(a)       --  Articles  of  incorporation  (incorporated  by
                 reference to the registrant's registration statement
                 on  Form  S-4 (File No. 33-76832).
(3)(b)       --  By-laws (incorporated by reference to the registrant's registration statement  on  Form  S-4 (File No. 33-76832).
(10)(a)(1)   --  Stock Option Plan (incorporated by  reference  to
                 the registrant's registration statement on Form S-4 (File No. 33-76832).
(10)(a)(2)   --   Deferred Compensation Plan for Executives
                  (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form
                  10-KSB for its fiscal year ended December 31, 1994).
(10)(b)      -- Leases
   (10)(b)(1)     --  San Rafael Office Lease (incorporated by
                      reference to Exhibit (10)(b)(1) to the
                      registrant's Annual Report on Form
                      10-KSB for its fiscal year ended December 31,
                      1994).
   (10)(b)(2)     --  South San Francisco Office Lease (incorporated
                      by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form
                      10-KSB for its fiscal year ended December 31,
                      1994).
   (10)(b)(3)     --  Hayward  Office  Lease  (incorporated  by
                      reference to Exhibit (10)(b)(3) to the
                      registrant's Annual Report on Form
                      10-KSB for its fiscal year ended December 31,
                      1994).
   (10)(b)(4)     --  Upland  Office  Lease  (incorporated by
                      reference to Exhibit (10)(b)(4) to the
                      registrant's Annual Report on Form
                      10-KSB for its fiscal year ended December 31, 1994).

(27)         --       Financial Data Schedule


(b) Reports on Form 8-K.  The Company filed the following Current
Report on Form 8-K during the three months ended June 30, 1996:

     (i) A Current Report on Form 8-K dated June 25, 1996, pertaining to a change in the Chairman of the Board.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    MCB FINANCIAL CORPORATION
                          (Registrant)



Date:     August 13, 1996       By:/s/  Brian M. Riley
                                        Chief Financial Officer
                                        (Principal Accounting Officer)