Form 10QSB
period 1996-09-30
MCB FINANCIAL CORP
filed 1996-11-14
CIK 902789

FORM 10-QSB

             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
       For the transition period from ________ to________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 1996

Class
Common stock, no par value     898,324


                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

                 MCB FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,       December 31,
                                                 1996                1995
ASSETS                                        (Unaudited)
Cash and due from banks                      $  7,227,325        $  7,706,117
Federal funds sold                              2,320,000           4,860,000
  Total cash and cash equivalents               9,547,325          12,566,117

Interest-bearing deposits with banks              384,000           1,269,000
Investment securities (market value of
  $35,719,718 and $39,332,581)                 36,200,762          39,232,892

Mortgage loans sold pending settlement            862,400           3,515,620
Loans held for investment (net of allowance
  for possible credit losses of $945,545
  in 1996 and $752,358 in 1995)                77,993,446          58,612,151

Premises and equipment - net                    2,359,627           2,550,871
Accrued interest receivable                       866,655             983,158
Deferred income taxes                             110,788           1,483,758
Other assets                                    1,411,336           2,102,508
  Total assets                             $  129,736,339      $  122,316,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest-bearing                     $  24,383,082       $  21,758,760
        Interest-bearing:
          Transaction accounts                 73,275,836          64,160,115
          Time certificates, $100,000
            and over                            9,170,401           9,106,755
          Savings and other time deposits      11,327,431          15,237,740
            Total interest-bearing deposits    93,773,668          88,504,610
            Total deposits                    118,156,750         110,263,370

  Other borrowings                                750,500             213,378
  Accrued interest payable
    and other liabilities                         997,107           3,568,592
            Total liabilities                 119,904,357         114,045,340

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: authorized
  20,000,000 shares; none issued or
  outstanding
Common stock, no par value: authorized
  20,000,000 shares; issued and
  outstanding 898,324 shares
  in 1996 and 1995                              8,908,876           8,908,876
Unrealized (loss) gain on investment
  securities available for sale - net             (78,312)              9,691
Retained earnings (accumulated deficit)         1,001,418            (647,832)
    Total shareholders' equity                  9,831,982           8,270,735
Total liabilities and shareholders' equity $  129,736,339      $  122,316,075

See notes to condensed consolidated financial statements.


            MCB FINANCIAL CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended     For the Nine Months
                                      September 30,       Ended September 30,
                                     1996      1995          1996      1995
                                       (Unaudited)             (Unaudited)
INTEREST INCOME:
  Loans, including fees           $2,095,254 $1,656,866 $5,589,186 $4,547,093
  Federal funds sold                  32,487    160,622    190,665    346,140
  Investment securities              609,622    538,111  1,857,321  1,435,825
    Total                          2,737,363  2,355,599  7,637,172  6,329,058

INTEREST EXPENSE:
  Interest-bearing transaction,
    savings and other time deposits  879,456    888,525  2,614,568  2,385,538
  Time certificates, $100,000
    and over                         122,819    133,701    368,705    357,927
  Other interest                       9,088      8,588     23,747     61,235
    Total                          1,011,363  1,030,814  3,007,020  2,804,700

NET INTEREST INCOME                1,726,000  1,324,785  4,630,152  3,524,358

PROVISION FOR POSSIBLE CREDIT
  LOSSES                              35,000               175,000     40,000

NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE CREDIT
  LOSSES                           1,691,000  1,324,785  4,455,152  3,484,358

OTHER INCOME:
  Gain on sale of loans               88,994    133,089    347,607    328,244
  Service fees on deposit accounts    96,645     63,342    286,058    179,370
  Loan servicing fees                  6,083                17,453      4,207
  Recovery of litigation expenses                        1,824,689    451,640
  Other                               29,857      24,044   104,980     70,559
    Total                            221,579     220,475 2,580,787  1,034,020

OTHER EXPENSES:
  Salaries and employee benefits     720,889     692,792 2,449,634  2,296,505
  Occupancy expense                  180,828     172,927   529,594    543,416
  Furniture and equipment expense     96,386      96,273   292,692    262,032
  Professional services               75,946     129,483   137,808    384,617
  Supplies                            52,971      49,858   172,734    196,209
  Promotional expenses                67,105      45,724   157,515    232,983
  Data processing fees                69,004      62,865   200,935    167,740
  Regulatory assessments              11,516       7,285    34,143    109,901
  Provision for legal settlement                                    2,800,000
  Other                               86,392      53,687   252,108    315,137
    Total                          1,361,037   1,310,894 4,227,163  7,308,540

INCOME (LOSS) BEFORE INCOME TAXES    551,542  234,366  2,808,776   (2,790,162)

INCOME TAXES (BENEFIT)               224,888   86,785  1,159,526   (1,067,415)

NET INCOME (LOSS)                   $326,654 $147,581 $1,649,250 ($ 1,722,747)

NET INCOME (LOSS) PER COMMON SHARE:
  Primary and fully diluted           $ 0.36   $ 0.16     $ 1.83      ($ 1.91)


See notes to condensed consolidated financial statements.

                MCB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Nine Months
                                                      Ended September 30,
                                                       1996          1995
OPERATING ACTIVITIES:                                      (Unaudited)
  Net income                                        $1,649,250    $(1,722,747)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Originations of loans for sale                   (26,407,000)   (31,963,000)
  Settlement of mortgage loans sold                 29,060,220     34,156,050
  Provision for possible credit losses                 175,000         40,000
  Depreciation and amortization                        400,063        204,136
  Loss on sale of other real estate owned                               9,972
  Provision for legal settlement                                    2,800,000
  Loss on sale of investment securities                                56,243
  Recovery of litigation expenses                   (1,800,000)
  Change in deferred income taxes                    1,435,503       (643,830)
  Decrease (increase) in accrued interest receivable   116,503       (230,061)
  Decrease (increase) in other assets                1,915,664       (187,227)
 (Decrease) increase in accrued interest
    payable and other liabilities                   (1,992,765)       116,110
      Net cash provided by operating activities      4,552,438      2,635,646

INVESTING ACTIVITIES:
  Held to maturity securities:
    Maturities                                       9,000,000      6,100,000
    Purchases                                      (16,238,750)   (23,800,615)
  Available for sale securities:
    Sales                                                           1,731,520
    Maturities                                      10,998,591        620,305
    Purchases                                       (1,000,481)      (933,469)
  Decrease (increase) in interest-bearing
    deposits with banks                                885,000       (585,000)
  Proceeds from sale of other real estate owned                       286,090
  Net increase in loans held for investment        (19,556,295)    (9,979,834)
  Purchases of premises and equipment                  (89,797)      (373,921)
      Net cash used by investing activities        (16,001,732)   (26,934,924)

FINANCING ACTIVITIES:
  Net increase in noninterest-bearing
    demand deposits                                  2,624,322      4,296,496
  Net increase in interest-bearing transaction,
    savings and other time deposits                  5,269,058     27,121,667
  Net increase (decrease) in other borrowings          537,122     (3,769,412)
  Purchases of common stock                                          (104,970)
      Net cash provided by financing activities      8,430,502     27,543,781

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                 (3,018,792)     3,244,503

CASH AND CASH EQUIVALENTS:
  Beginning of period                               12,566,117      7,062,896

  End of period                                     $9,547,325    $10,307,399

CASH PAID DURING THE PERIOD FOR:
  Interest on deposits and other borrowings         $3,155,374     $2,716,081
  Income taxes                                           1,600

See notes to condensed consolidated financial statements.


                    MCB FINANCIAL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996

Item 1.   Financial Statements

Introduction and Basis of Presentation

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1995. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 1996 may not be indicative of operating results for the year ended December 31, 1996. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

Recently Issued Accounting Pronouncements

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value-based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value- based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No. 25).

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

OVERVIEW
     Earnings Summary. The Company reported net income of $326,654, or $0.36 per share, for the third quarter of 1996.
This compares to net income of $147,581 or $0.16 per share, for the same period in 1995. Improvement in net interest income, due to the recent rise in commercial loan activity, continued to positively impact the net interest margin. In addition, the Company's efficiency ratio (noninterest expense divided by operating income) improved to 69.9% from 84.8% in the third quarter of 1995.

     For the nine months ended September 30, 1996, the Company reported net income of $1,649,250, or $1.83 per share. This compares to a net operating loss of $1,722,747, or $1.91 per share, for the same period of 1995. During the first quarter of 1996, the Company recovered approximately $1.8 million from its litigation contingency reserve in conjunction with the settlement of its outstanding litigation.

     Return on average assets and return on average equity for the third quarter of 1996 were 1.02% and 13.45%, respectively, as compared to 0.50% and 7.44%, respectively, for the same period of 1995. Return on average assets and return on average equity for the nine months ended September 30, 1996 were 1.76% and 23.98%, respectively, as compared to (2.19%) and (25.50%), respectively, for the same period of 1995.

FINANCIAL CONDITION
     Summary. Total assets of the Company increased by $7.4 million, or 6.1%, from the end of 1995 to reach $129.7 million at September 30, 1996. This increase resulted from growth in existing operations.

     Investment Securities. Investment securities totaled $36.2 million at September 30, 1996. This represented a $3.0 million, or 7.7%, decrease from the December 31, 1995 balance of $39.2 million. Investments decreased as proceeds from maturities were used to fund commercial loans during the period.

     Loans Held for Investment. Net loans held for investment increased by $19.4 million, or 33.1%, during the first nine months of 1996. Most of the growth came from an increase in commercial real estate refinancings due to lower interest rates and a 10-year commercial real estate financing program the Company offered to small businesses from March to August. The following table sets forth the amount of total loans outstanding by category as of the dates indicated:

Total Loans                                     September 30,     December 31,
(dollar amounts in thousands)                       1996             1995
Commercial                                         $19,789            $16,145
Real estate:
  Commercial                                        45,183             32,161
  Construction                                       6,759              4,388
  Land                                               1,951              1,882
Home equity                                          2,830              2,903
Loans to consumers and individuals                   2,464              1,960
    Total                                           78,976             59,439
Deferred loan fees                                     (37)               (75)
Allowance for possible credit losses                  (946)              (752)
    Total net loans                                $77,993            $58,612



     In the normal practice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $62.1 million, or 78.6% of the total portfolio as of September 30, 1996. Due to the Company's limited marketing area, its real estate collateral is concentrated primarily in Northern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against decreasing real estate prices.

     The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of September 30, 1996, the two largest industry concentrations within the loan portfolio were real estate and related services at 21.8% and the business/personal service industry at 18.5% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

     Mortgage Loans. Mortgage loans sold pending settlement totaled $0.9 million at September 30, 1996, as compared to $3.5 million at December 31, 1995. The outstanding aggregate amount of mortgage loans is dependent upon the volume of mortgage originations, loan delivery schedules, and sale transaction settlement dates. During the third quarter of 1996, the Company's mortgage origination volume was $6.2 million as compared to $12.6 million during the same period of 1995. Higher interest rates and the lack of real estate transaction activity have severely impacted the mortgage market since the second quarter of 1994.

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

     As of September 30, 1996, the Company had one nonperforming loan in the amount of $78,731. Had this loan performed under its contractual terms $6,508 in additional interest income would have been recognized during 1996. The following table sets forth the balance of nonperforming assets as of the dates indicated.

Nonperforming Assets                               September 30,  December 31,
(dollar amounts in thousands)                           1996         1995

Nonaccrual loans                                      $    79       $
Loans 90 days or more past due and still accruing
Other real estate owned
                                                      $    79       $

As a percent of total loans                              0.10%          0.00%
As a percent of total assets                             0.06%          0.00%

     At September 30, 1996, the Company had one loan identified as impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118 (an amendment to SFAS No.
114), in the amount of $78,731. The Company provided no allowance for possible credit losses at September 30, 1996 for this impaired loan.

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

     In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 1996, the APCL of $945,545, or 1.19% of total loans was determined to be adequate against foreseeable future losses.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                             September 30,       December 31,
                                                 1996               1995
Balances:
  Average loans during period (includes
    mortgage loans held for sale)               $69,299             $56,589
  Loans at end of period (includes mortgage
    loans held for sale)                         79,801              62,880

Allowance for Possible Credit Losses:
  Balance at beginning of period                    752                 906
  Actual credit losses:
    Commercial loans                                                    242
    Loans to consumers and individuals                                   21
      Total                                                             263
  Actual credit recoveries:
    Commercial loans                                 16                   9
    Loans to consumers and individuals                3
      Total                                          19                   9
  Net credit losses                                 (19)                254
  Provision charged to operating expenses           175                 100
  Balance at end of period                     $    946            $    752

Ratios:
  Net credit losses to average loans              -0.03%               0.45%
  Allowance for possible credit losses to
    loans at end of period                         1.19%               1.20%
  Net credit losses to beginning of period
    allowance for credit losses                   -2.53%              28.04%

     As a prudent measure, based upon recent growth in the loan portfolio, the Company provided $35,000 to the allowance for
possible credit losses during the third quarter of 1996.       No
loan loss provision was recorded during the third quarter of 1995. For the nine months ended September 30, 1996, based upon growth in the loan portfolio, the Company provided $175,000 to the allowance for possible credit losses as compared to $40,000 during the same period of 1995. Net credit losses in 1995 resulted from the write-off of substandard loans acquired when the Company purchased the Bank of Hayward in 1994. These loans were reflected in the allowance for possible credit losses acquired from the Bank of Hayward.

     The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                         September 30,      December 31,
                                             1996               1995
                                                   % of           % of
                                                 Category        Category
                                                 to Total        to Total
                                      APCL         Loans   APCL   Loans

Commercial loans                      $611         45.18%  $324    46.21%
Real estate loans                      187         47.65%   248    45.11%
Consumer loans                          50          7.18%    46     8.68%
Not allocated                           98           N/A    134      N/A
   Total                              $946        100.00%  $752   100.00%



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


     Deposits/Other Borrowings. Total consolidated deposits increased by $7.9 million, or 7.2%, during the nine months ended
September 30, 1996. This increase was primarily the result of growth in existing operations.

     Lower interest rates and growth in noninterest-bearing demand deposits during the nine months ended September 30, 1996 caused the cost of funds to decrease to 3.51% from 3.89% during 1995. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                  Nine Months Ended        Year Ended
                                  September 30, 1996    December 31, 1995
                                   Average  Average      Average  Average
                                   Balance    Rate       Balance   Rate
Noninterest-bearing demand
   deposits                       $ 21,897              $ 16,691

Interest-bearing demand deposits
   (includes money market
   deposit accounts)                69,724     4.12%      55,927    4.46%
Savings deposits                     2,494     1.97%       2,430    2.22%
Time deposits, $100,000 and over     8,911     5.52%       8,541    5.78%
Other time deposits                 10,411     5.46%      13,357    5.50%
   Total interest-bearing           91,540     4.34%      80,255    4.70%

Total deposits                   $ 113,437     3.51%    $ 96,946    3.89%



     The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

                                             September 30,    December 31,
Time remaining to maturity                       1996             1995
Three months or less                           $ 3,259          $ 3,637
After three months to six months                 2,545            2,182
After six months to one year                     2,111            2,148
After twelve months                              1,255            1,140
          Total                                $ 9,170          $ 9,107



RESULTS OF OPERATIONS

     Net Interest Income/Net Interest Margin. Net interest income for the quarter ended September 30, 1996 was $1,726,000, an increase of 30.3% over the net interest income of $1,324,785 during the same period of 1995. Net interest income for the nine months ended September 30, 1996 was $4,630,152, an increase of 31.4% over the net interest income of $3,524,358 during the same period of 1995. The increases in both periods were primarily due to the growth in commercial lending.

     The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or
interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):
                              For the quarter ended September 30,
                                   1996                      1995
                         Average                  Average
                         Balance Interest Rate    Balance Interest Rate

ASSETS
Federal funds sold       $ 2,531    $ 32  5.06%  $ 11,109    $ 161  5.80%
Interest-bearing deposits
   with banks                467       7  6.00%     1,049       18  6.86%
Investment securities     38,247     603  6.32%    35,496      520  5.87%
Mortgage loans held
   for sale                  964      21  8.71%     1,940       37  7.63%
Loans                     74,472   2,074 11.14%    55,885    1,620 11.60%
Total earning assets     116,681   2,737  9.39%   105,479    2,356  8.94%

Total non-earning assets  11,238                   10,809
Total assets           $ 127,919                $ 116,288



LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits         $ 23,734                 $ 17,762
Interest-bearing
   transaction accounts   71,962    746  4.15%     61,982     678   4.38%
Time deposits,
   $100,000 or more        9,105    123  5.40%      8,746     134   6.13%
Savings and other time    11,580    133  4.59%     16,055     210   5.23%
   Total interest-bearing
   deposits               92,647  1,002  4.33%     86,783   1,022   4.71%

Other borrowings             799      9  4.51%        655       9   5.50%
   Total interest-bearing
   liabilities            93,446  1,011  4.33%     87,438   1,031   4.72%
Other liabilities          1,026                    3,219
Shareholders' equity       9,713                    7,869
Total liabilities
   and shareholders'
   equity              $ 127,919                $ 116,288

Net interest income             $ 1,726                  $ 1,325

Net interest margin                      5.92%                     5.03%


                                For the nine months ended September 30,
                                   1996                 1995
                         Average                   Average
                         Balance  Interest   Rate  Balance  Interest   Rate

ASSETS
Federal funds sold       $ 4,878     $ 191  5.22%  $ 7,926    $ 346    5.82%
Interest-bearing deposits
   with banks                747        35  6.25%      849       42    6.59%
Investment securities     39,287     1,822  6.19%   32,759    1,394    5.75%
Mortgage loans held
   for sale                1,660       103  8.27%    2,211      130    7.84%
Loans                     66,783     5,486 10.95%   51,801    4,417   11.37%
Total earning assets     113,355     7,637  8.99%   95,546    6,329    8.86%
Total non-earning assets  11,856                     9,845
Total assets           $ 125,211                 $ 105,391


LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits         $ 21,897                  $ 15,752
Interest-bearing
   transaction accounts   69,724     2,152  4.12%   53,465    1,804    4.50%
Time deposits, $100,000
   or more                 8,911       369  5.52%    8,394      358    5.69%
Savings and other time    12,905       462  4.77%   15,800      582    4.91%
   Total interest-bearing
   deposits               91,540     2,983  4.34%   77,659    2,744    4.71%
Other borrowings             690        24  4.64%    1,392       61    5.84%
   Total interest-bearing
   liabilities            92,230     3,007  4.35%   79,051    2,805    4.73%
Other liabilities          1,915                     1,554
Shareholders' equity       9,169                     9,034
Total liabilities
   and shareholders'
   equity              $ 125,211                 $ 105,391

Net interest income               $ 4,630                   $ 3,524
Net interest margin                         5.45%                      4.94%



The net interest margin increased to 5.92% during the third quarter of 1996 from 5.03% in the same quarter of 1995. For the nine months ended September 30, 1996, the net interest margin increased to 5.45% from 4.94% for the same period of 1995. The increase in both periods was primarily attributable to an increase in commercial loan activity and noninterest bearing deposits.

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


                            Quarter Ended September 30, 1996     Nine Months Ended September 30, 1996
                                       Compared to                            Compared to
                            Quarter Ended September 30, 1995     Nine Months Ended September 30, 1995
                                       Change in                              Change in
                                             Rate/                              Rate/
                            Volume   Rate    Volume    Total     Volume   Rate  Volume   Total
Interest Income:
Federal funds sold          ($124)   ($21)     $16     ($129)    ($133)   ($36)  $14     ($155)
Interest-bearing deposits
   with banks                 (10)     (2)       1       (11)       (5)     (2)    0        (7)
Investment securities          40      40        3        83       282     108    38       428
Mortgage loans held for sale  (18)      5       (3)      (16)      (32)      7    (2)      (27)
Loans                         539     (64)     (21)      454     1,279    (163)  (47)    1,069
Total Interest Income         427     (42)      (4)      381     1,391     (86)    3     1,308

Interest Expense:
Interest-bearing transaction
   accounts                   110     (36)      (6)       68       546    (152)  (46)      348
Time deposits, $100,000
   or more                      6     (16)      (1)      (11)       23     (11)   (1)       11
Savings and other time        (58)    (26)       7       (77)     (106)    (17)    3      (120)
Other borrowings                2      (2)       0         0       (30)    (13)    6       (37)
Total Interest Expense         60     (80)       0       (20)      433    (193)  (38)      202
Net Interest Income          $367     $38      ($4)     $401      $958    $107   $41    $1,106


     Noninterest Income.  The following table summarizes
noninterest income for periods indicated and expresses the
amounts as a percentage of average assets (dollar amounts in thousands).
                                         Quarter Ended   Nine Months Ended
                                         September 30,     September 30,
Components of Noninterest Income        1996      1995      1996      1995
Gain on sale of loans                   $ 89     $ 133     $ 348     $ 328
Service fees on deposit accounts          97        63       286       179
Loan servicing fees                        6                  17         4
Recovery of litigation expenses                            1,825       452
Other                                     30        24       105        71
   Total                               $ 222     $ 220   $ 2,581   $ 1,034

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                   0.28%     0.46%     0.37%     0.41%
Service fees on deposit accounts        0.30%     0.22%     0.30%     0.23%
Loan servicing fees                     0.02%     0.00%     0.02%     0.01%
Recovery of litigation expenses         0.00%     0.00%     1.94%     0.57%
Other                                   0.09%     0.08%     0.11%     0.09%
   Total                                0.69%     0.76%     2.74%     1.30%


     During the first quarter of 1996, the Company recovered $1.8 million from its litigation contingency reserve. The recovery resulted from the settlement agreement reached in conjunction with the Company's outstanding litigation. During the nine months ended September 30, 1995, the Company received reimbursements totaling $452,000 from its primary liability insurers for litigation expenses incurred in prior periods.

     Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands).

                                         Quarter Ended   Nine Months Ended
                                         September 30,   September 30,
Components of Noninterest Expense       1996      1995      1996       1995
Salaries and employee benefits         $ 721     $ 693   $ 2,450    $ 2,297
Occupancy expense                        181       173       530        543
Furniture and equipment expense           96        96       292        262
Professional services                     76       129       138        385
Supplies                                  53        50       173        196
Promotional expenses                      67        46       157        233
Data processing fees                      69        63       201        168
Regulatory assessments                    12         7        34        110
Provision for legal settlement                                        2,800
Other                                     86        54       252        315
   Total                             $ 1,361   $ 1,311   $ 4,227    $ 7,309
Average full-time equivalent employees    50        46        50         52

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits          2.25%     2.38%     2.61%      2.91%
Occupancy expense                       0.57%     0.60%     0.56%      0.69%
Furniture and equipment expense         0.30%     0.33%     0.31%      0.33%
Professional services                   0.24%     0.44%     0.15%      0.49%
Supplies                                0.17%     0.17%     0.18%      0.25%
Promotional expenses                    0.21%     0.16%     0.17%      0.29%
Data processing fees                    0.22%     0.22%     0.21%      0.21%
Regulatory assessments                  0.04%     0.02%     0.04%      0.14%
Provision for legal settlement          0.00%     0.00%     0.00%      3.54%
Other                                   0.27%     0.19%     0.27%      0.40%
   Total                                4.26%     4.51%     4.50%      9.25%


     For the nine months ended September 30, 1996, noninterest expense decreased to $4.2 million from $7.3 million during the same period of the prior year. The principal reason for the decline was the creation of the legal contingency reserve of $2.8 million in the second quarter of 1995.

     Income Taxes. The Company's effective tax rate for the quarter ended September 30, 1996 was 40.8% as compared to 37.0% in the same period of the prior year. For the nine months ended September 30, 1996, the effective tax rate was 41.3% as compared to a 38.3% benefit in the same period of the prior year. The benefit recorded in 1995 was principally attributable to the recording of the $2.8 million legal reserve and the Company's ability to recover federal taxes paid in prior years and the expected use of net operating losses to offset future taxable income.

     Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company, at times, holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 1996, federal funds sold averaged $4.9 million, or 3.9% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

     At September 30, 1996, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $43.6 million, or 33.6% of total assets. This represented all available liquid assets, excluding mortgage loans held for sale and other assets.

     Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At September 30, 1996, the loan-to-deposit ratio was 66.8% as compared to 53.8% at December 31, 1995.

     Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At September 30, 1996, this ratio was 6.94% as compared to 20.0% at December 31, 1995.

     As of September 30, 1996, the Company had no material commitments that were expected to adversely impact liquidity.

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

     The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of September 30, 1996, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

September 30, 1996                 Over 90  Over 180   After One  After
                          90 days  days to   days to   Year to    Five
                          or less  180 days  365 days  Five Years Years  Total
Earning Assets (Rate
   Sensitive):
Federal funds sold         $2,320                                       $2,320
Interest-bearing deposits
   with other banks           196                 $98       $90            384
Investment securities       2,154    $1,158     2,326    22,200  $8,497 36,335
Mortgage loans held
   for sale                   862                                          862
Loans, gross of allowance
   for possible losses     38,955     1,265     3,078    19,085 16,593  78,976
      Total                44,487     2,423     5,502    41,375 25,090 118,877

Interest-Bearing Liabilities (Rate Sensitive):
Interest-bearing
   transaction deposits     9,494              31,891    31,891         73,276
Time deposits,
   $100,000 or more         3,259     2,545     2,111     1,255          9,170
Savings and other
   time deposits            2,106     2,778     3,519     2,924         11,327
Other borrowings              751                                          751
   Total                   15,610     5,323    37,521    36,070        $94,524
Period GAP                $28,877   $(2,900) $(32,019)   $5,305 $25,090
Cumulative GAP            $28,877   $25,977   $(6,042)    $(737)$24,353
Interest Sensitivity
   GAP Ratio                64.91%  (119.69%) (581.95%)   12.82% 100.00%
Cumulative Interest
   Sensitivity              64.91%    55.38%   (11.53%)   (0.79%) 20.49%


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

                    Nine Months Ended        Year Ended
                    September 30, 1996    December 31, 1995

                          7.32%                  8.06%


     Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: tier 1 (primarily shareholder's equity) and tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be tier 1 capital. As of September 30, 1996, the Company's qualifying capital was 11.51%, 10.47% of which was tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (tier 1 capital divided by total assets) of 4%. As of September 30, 1996, the Company's leverage ratio was 7.42%.


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

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

(3)(a)     -- Articles  of  incorporation  (incorporated  by
              reference to the registrant's registration statement on Form S-4 (File No. 33-76832).
(3)(b)     -- By-laws (incorporated by reference to the
              registrant's registration statement  on  Form  S-4
              (File No. 33-76832).
(10)(a)(1) -- Stock Option Plan (incorporated by  reference  to the registrant's registration statement  on  Form  S-4
              (File No. 33-76832).
(10)(a)(2) -- Deferred Compensation Plan for Executives
              (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)       -- Leases
     (10)(b)(1)  -- San Rafael Office Lease (incorporated by
                    reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31,1994).
     (10)(b)(2)  -- South San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(3)  -- Hayward Office Lease (incorporated by reference to
                    Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended
                    December 31,1994).
     (10)(b)(4)  -- Upland Office Lease (incorporated by reference to
                    Exhibit (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December
                    31, 1994).

(27)       -- Financial Data Schedule


(b) Reports on Form 8-K

      None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    MCB FINANCIAL CORPORATION
                          (Registrant)



Date:     November 13, 1996        By:/s/ Brian M. Riley
                                   Chief Financial Officer
                                   (Principal Accounting Officer)