Form 10KSB
period 1996-12-31
MCB FINANCIAL CORP
filed 1997-03-31
CIK 902789

FORM 10-KSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended December 31, 1996

           [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from               to
                     Commission file number: 033-76832

                         MCB FINANCIAL CORPORATION
              (Name of small business issuer in its charter)

       California                                         68-0300300
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                            1248 Fifth Avenue,
                        San Rafael, California 94901
                              (415) 459-2265
       (Address and telephone number of principal executive offices)

      Securities registered under Section 12(b) of the Exchange Act:
                                   None
                             (Title of class)

      Securities registered under Section 12(g) of the Exchange Act:
                                   None
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No         .
      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].
       The   issuer's  revenues  for  its  most  recent  fiscal  year  were
$13,153,453.
     At March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $9,083,202. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the issuer were deemed to be shares of Common Stock held by affiliates.
     At March 24, 1997, the issuer had outstanding 947,042 shares of Common Stock, no par value, which is the issuer's only class of common stock.

                   Documents Incorporated by Reference:
   Part II of this Form 10-KSB incorporates information by reference from certain portions of the issuer's 1996 Annual Report to Shareholders. The information required to be furnished pursuant to Part III of this Form 10-KSB will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 21, 1997, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.


                                  PART I

Item 1.  Description of Business.

MCB Financial

   MCB Financial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). MCB Financial was incorporated under the laws of the State of California on January 20, 1993.

   On October 1, 1993, MCB Financial began operations as a bank holding company with Metro Commerce Bank (Metro Commerce) as its wholly-owned subsidiary. MCB Financial's only significant asset is its investment in Metro Commerce. The principal business and activity of MCB Financial is to serve as the bank holding company for Metro Commerce and its principal source of income is dividends paid by Metro Commerce.


Metro Commerce

   Metro Commerce was licensed by the Office of the Comptroller of the Currency ("Comptroller") on June 12, 1989, and commenced operations as a national banking association on December 8, 1989. As a national banking association, Metro Commerce is subject to primary supervision, examination and regulation by the Comptroller. Metro Commerce is also subject to certain other federal laws and regulations. In addition, Metro Commerce is subject to applicable provisions of California law insofar as such provisions do not conflict with or are not preempted by federal banking laws. The deposits of Metro Commerce are insured under the Federal Deposit Insurance Act up to the applicable limits thereof and, like all national banks, Metro Commerce is a member of the Federal Reserve System. Metro Commerce is a wholly-owned subsidiary of MCB Financial and presently has no subsidiaries or other affiliates.

   Metro Commerce is engaged in substantially all of the business operations customarily conducted by independent commercial national banks in California. Metro Commerce's banking services include the acceptance of checking and savings deposits, and the making of commercial, construction, mortgage, real estate, small business administration, home equity and other installment loans and term extensions of credit. Metro Commerce also offers travelers' checks, notary public and other customary bank services to its customers. Metro Commerce is not a credit card issuing bank; however, it offers Visa cards through one of its correspondent banks.

   From 1992 through 1996, Metro Commerce was an active wholesale mortgage lender. Due to continued changes in the mortgage industry and the unfavorable prospects for future improvement, Metro Commerce decided to wind down its wholesale mortgage banking operations at the end of 1996. Metro Commerce will continue to offer limited retail mortgage lending through its commercial bank. Prior to winding down its wholesale operations, Metro Commerce originated and sold its mortgage loans in the secondary market to both government and private mortgage purchasers. Until the end of 1994, Metro Commerce retained servicing rights to certain mortgage loans. Mortgage loan servicing primarily encompasses the collection of payments due, impound accounting, investor remitting and foreclosure processing. Metro Commerce sold all of its mortgage servicing rights in 1994 and discontinued its mortgage servicing operations.

   In January 1995, Metro Commerce began a Small Business Administration ("SBA") Loan Division. SBA is an agency of the U.S. Government that offers guaranteed loan programs for small businesses which might not otherwise qualify for standard bank credit. SBA offers various business loan programs secured by both residential and commercial real estate and business property. Metro Commerce primarily sells the guaranteed portion of SBA loans in the secondary market to private investors. Loan fundings through this division began during the first quarter of 1995.

   Metro Commerce does not operate a trust department; however, it has arranged with a correspondent institution to offer trust services to Metro Commerce's customers upon request. Metro Commerce also does not offer international banking services although such services are offered indirectly through correspondent institutions.

   Currently, Metro Commerce conducts its business operations through its head office located in San Rafael, California, and through its three branch office locations in South San Francisco, Hayward, and Upland, California. An application to establish the branch in South San Francisco, California was approved by the Comptroller on September 7, 1993, and an application to establish the branch in Upland, California was approved by the Comptroller on February 27, 1995. The South San Francisco office was opened on May 9, 1994, and the Upland office was opened on February 28, 1995.

   Metro Commerce's primary service area is central Marin County along with the cities of South San Francisco, Hayward and Upland. Most of Metro Commerce's loans and deposits originate from small and medium sized businesses and professionals located within Metro Commerce's primary service areas.

   Metro Commerce's business has little, if any, emphasis on foreign sources and application of funds. Metro Commerce's business, based upon performance to date, does not appear to be seasonal. Metro Commerce is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of Metro Commerce's loans concentrated within a single industry or group of related industries. Management of Metro Commerce is unaware of any material effect upon Metro Commerce's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

   Metro Commerce holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Competition

   The banking business in California is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Metro Commerce competes for deposits and loans principally with other commercial banks and also with non-bank financial intermediaries, including savings and loan associations, credit unions, thrift and loans, mortgage companies, money market and mutual funds, finance and insurance companies and other financial and non-financial institutions. In addition, other entities (both governmental and private industry) seeking to raise capital through the issuance and sale of debt or equity securities and instruments provide competition for Metro Commerce in the acquisition of deposits.

   Among the advantages certain of these institutions have over Metro Commerce are their ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major commercial banks operating in Metro Commerce's service area offer certain services (such as international banking and trust services) which are not offered directly by Metro Commerce. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than does Metro Commerce (legal lending limits to each customer are restricted to a percentage of a bank's capital, the exact percentage depending on the nature of the particular loan transaction involved).

   From the time Metro Commerce commenced its operations, officers and employees of Metro Commerce have continually engaged in marketing activities, including the evaluation and development of new services, involvement in community service groups, and direct marketing in order to retain and improve Metro Commerce's competitive position in its service areas.

Insurance

   Metro Commerce maintains insurance at levels deemed adequate by its Board of Directors to protect against certain business risks, operational losses, and property damage. In accordance with rulings promulgated by the Comptroller and pursuant to Metro Commerce's Articles of Association and certain contractual obligations, the officers and directors are entitled to indemnification by Metro Commerce, under certain circumstances, for certain expenses, liabilities and losses including, but not limited to, costs of defense, settlements and judgments rendered against them. However, indemnification is not authorized when a supervisory action results in a final order assessing civil money penalties or when a supervisory action requires affirmative action in the form of payments by an individual to Metro Commerce. Metro Commerce has directors and officers liability insurance to cover certain costs of indemnification.

Employees

   Except for its officers, currently MCB Financial has no full-time or part-time employees. It is anticipated that MCB Financial will rely on its officers and will utilize the employees of Metro Commerce until it becomes actively engaged in additional business activities. MCB Financial reimburses Metro Commerce for a fair and reasonable amount for all services furnished to it.

As of December 31, 1996, Metro Commerce had a total of 50 full-time equivalent employees. The management of Metro Commerce believes that its employee relations are satisfactory.


SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change significantly in the future.

MCB Financial

      MCB Financial, as a registered bank holding company, is subject to regulation under the BHC Act. MCB Financial is required to file with the Federal Reserve Board quarterly and annual reports and such additional information regarding its business operations and those of its subsidiaries as the Federal Reserve Board may require pursuant to the BHC Act. MCB Financial and its subsidiaries are also subject to examination by the Federal Reserve Board.

      Under the BHC Act, MCB Financial is required to obtain the prior approval of the Federal Reserve Board before acquiring, directly or indirectly, ownership or control of more than 5 percent of the outstanding shares of any class of voting securities, unless it already owns a majority of the voting securities, or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of MCB Financial and another bank holding company. Furthermore, the BHC Act provides that the Federal Reserve Board will not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be substantially to lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

      Under the BHC Act, MCB Financial is, except in certain statutorily prescribed instances, prohibited from (i) acquiring direct or indirect ownership or control of more than 5 percent of the outstanding voting shares of any company which is not a bank or bank holding company or (ii) engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, MCB Financial may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by MCB Financial or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

      The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to the following: making, acquiring or servicing loans or other extensions of credit such as would be made by a mortgage company, finance company, credit card company, or factoring company; operating an industrial loan company, industrial bank or Morris Plan bank; performing certain data processing operations; providing investment and financial advice or operating as a trust company in certain instances; selling travelers' checks, U.S. savings bonds and certain money orders; providing certain courier services; performing real estate appraisals; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as an insurance agent for certain types of credit-related insurance and underwriting certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a "full payout basis"; acting as a consumer financial counselor, including providing tax planning and return preparation services; providing futures and options advisory services, check guarantee services and discount brokerage services; operating a collection agency or credit bureau; or performing personal property appraisals.

     During 1996, the Federal Reserve Board increased the types of activities in which bank holding companies can engage, and made it easier to engage in such activities, by adopting interim regulations to implement
Section 2208 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"). The Economic Growth Act permits certain well-capitalized bank holding companies to engage (de novo or by acquisition) in activities previously approved by regulation without submitting a prior application. Under the new procedure, a qualifying bank holding company can engage in new permitted activities after providing 12 business days advance notice to the Federal Reserve Board. To qualify, the bank holding company must be well-capitalized and must have received a sufficiently high composite rating and management rating during its last examination.

     The interim rule defines well-capitalized for purposes of the new procedures. In general, in order for a bank holding company to be considered well capitalized, it must (a) have a total risk-based capital ratio of 10% or more, (b) have a Tier 1 risk-based capital ratio of 6% or more, (c) have either (i) a Tier 1 leverage ratio of 4% or more or (ii) a composite rating of 1 or use a market risk adjustment to its risk-based capital ratio, and have a tier 1 leverage ratio of 3% or more, and (d) not be subject to any written agreement, order or capital directive issued by the Federal Reserve Board. This change in the law provides an advantage to a well-capitalized bank holding company, permitting it to engage in new activities more freely and quickly. MCB Financial is considered well-capitalized under this rule.

      The Federal Reserve Board also has determined that certain other activities are not so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. Such activities include the following: real estate brokerage and syndication; real estate development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding. In the future, the Federal Reserve Board may add to or delete from the list of activities permissible for bank holding companies.

      Under the BHC Act, a bank holding company and its subsidiaries are generally prohibited from acquiring any voting shares of or interest in all or substantially all of the assets of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by the law of the state in which the bank to be acquired is located, or unless the transaction qualifies under federal law as an "emergency interstate acquisition" of a closed or failing bank. (See "Other Items - Interstate Banking and Branching," herein.)

      Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In 1995, the Federal Reserve Board loosened the anti-tying restrictions somewhat, permitting banks to vary the consideration for a traditional bank product on condition that the customer obtain another traditional product from an affiliate of the bank.

Federal law also imposes certain restrictions on transactions between MCB Financial and its subsidiaries, including Metro Commerce. As an affiliate of Metro Commerce, MCB Financial is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Metro Commerce to its affiliates. (See "RESTRICTIONS ON TRANSFERS OF FUNDS TO MCB FINANCIAL BY METRO COMMERCE", herein.)

      The Federal Reserve Board may require that MCB Financial terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control or the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any of its banking subsidiaries and is inconsistent with sound banking principles or the purposes of the BHC Act or the Financial Institutions Supervisory Act of 1966, as amended. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, MCB Financial must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

     Furthermore, MCB Financial is required by the Federal Reserve Board to maintain certain levels of capital. The Federal Reserve Board's risk-based capital guidelines establish a minimum level of qualifying total capital to risk-weighted assets of 8.00% (of which at least 4.00% should be in the form of Tier I capital). Tier I capital generally consists of common shareholder's equity less goodwill. The regulations set forth minimum requirements, and the Federal Reserve Board has reserved the right to require that companies maintain higher capital ratios. As of December 31, 1996, MCB Financial had a ratio of total qualifying capital to risk-weighted assets of 11.7% of which 10.7% was in the form of Tier I capital. Additionally, the Federal Reserve Board has established a minimum leverage ratio of 4.00%, except that the most highly rated bank holding companies may operate at a minimum leverage ratio of 3.00%. The leverage ratio consists of Tier I capital divided by quarterly average assets, excluding goodwill. As of December 31, 1996, MCB Financial's leverage ratio was 7.6%. For a more complete description of the Federal Reserve Board's risk-based and leverage capital guidelines, see "Effect of Governmental Policies and Recent Legislation - Capital Adequacy Guidelines."

      Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHC Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

      MCB  Financial is also a bank holding company within the  meaning  of
Section 3700 of the California Financial Code. As such, MCB Financial and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.


Metro Commerce

      Metro Commerce, as a national banking association, is subject to primary supervision, periodic examination and regulation by the Comptroller of the Currency. If, as a result of an examination of Metro Commerce, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Metro Commerce's operations are unsatisfactory or that Metro Commerce or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Metro Commerce, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate Metro Commerce's deposit insurance. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has provided the Federal Deposit Insurance Corporation ("FDIC") with similar enforcement authority in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interests of its depositors. Metro Commerce has never been the subject of any such actions by the OCC or the FDIC.

      The deposits of Metro Commerce are insured by the FDIC, which currently insures deposits of each member bank generally to a maximum of $100,000 per depositor. For this protection, Metro Commerce, as is the case with all insured banks, pays a semi-annual statutory assessment and is subject to certain of the rules and regulations of the FDIC. (See "SUPERVISION AND REGULATION - Effect on Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991
- Deposit Insurance Assessments", herein.) Metro Commerce is also a member of the Federal Reserve System, and as such is subject to the applicable provisions of the Federal Reserve Act, as amended, and regulations thereunder. Metro Commerce is also subject to applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

      Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Metro Commerce. (See "SUPERVISION AND REGULATION - Effect of Government Policies and Recent Legislation", herein.) State and federal statutes and regulations relate to many aspects of Metro Commerce's operations, including but not limited to capital to assets ratios, reserves against deposits, maximum lending limitations, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices.

     Furthermore, Metro Commerce is required by the OCC to maintain certain levels of capital. For a description of the risk-based capital regulations, see "SUPERVISION AND REGULATION - Effect on Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action"; and "Capital Adequacy Guidelines".

      Supervision, regulation and examination of Metro Commerce by the OCC and other banking regulatory agencies are generally intended to protect depositors and are not intended for the protection of Metro Commerce's shareholders.

     The OCC has the authority to prohibit a bank from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. Depending upon the financial condition of Metro Commerce and upon other factors, the OCC could assert that the payment of dividends or other payments by Metro Commerce to MCB Financial might be such an unsafe or unsound practice. Furthermore, the payment of dividends by Metro Commerce to MCB Financial is subject to certain restrictions. (See "RESTRICTIONS ON TRANSFERS OF FUNDS TO MCB FINANCIAL BY METRO COMMERCE," herein.) Also, if Metro Commerce were to experience either significant loan losses or rapid growth in loans or deposits, or if some other event resulting in a depletion or deterioration of Metro Commerce's capital account were to occur, MCB Financial might be compelled by federal or state bank regulatory authorities to invest additional capital in Metro Commerce in an amount necessary to return the capital account to a satisfactory level.

      Metro Commerce is also subject to certain restrictions imposed by federal law on any extensions of credit by Metro Commerce to MCB Financial or other affiliates. (See "RESTRICTIONS ON TRANSFERS OF FUNDS TO MCB FINANCIAL BY METRO COMMERCE," herein.)

Effect of Governmental Policies and Legislation

      Government Fiscal and Monetary Policies. Banking is a business which depends in large part on rate differentials. In general, the difference between the interest rate paid by Metro Commerce on its deposits and its other borrowings and the interest rate received by Metro Commerce on loans extended to its customers and securities held in Metro Commerce's portfolio comprise a major portion of Metro Commerce's earnings. These rates are highly sensitive to many factors that are beyond the control of Metro Commerce. Accordingly, the earnings and growth of Metro Commerce and MCB
Financial are subject to the influence of domestic and foreign economic conditions, including recession, unemployment and inflation.

      The  commercial  banking  business is not only  affected  by  general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions and intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

      From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions and intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions and intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on Metro Commerce or MCB Financial are impossible to predict. Certain of the potentially significant changes which have been enacted, and proposals which have been made recently, are discussed below.

      Federal Deposit Insurance Corporation Improvement Act of 1991. In 1991 FDICIA was enacted into law. Set forth below is a summary of certain provisions of that law and enabling regulations that have been adopted or proposed by the Federal Reserve Board, the OCC, the Office of Thrift Supervision and the FDIC (collectively, the "federal banking agencies").

      Prompt Corrective Regulatory Action. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund. The prompt corrective action provisions of FDICIA provide for certain mandatory and discretionary actions by the appropriate federal banking regulatory agency, and defines the following five categories in which any insured depository institution will be placed based on the level of its capital ratios: "Well capitalized" (significantly exceeding the required minimum capital requirements),
"adequately capitalized" (meeting the required capital requirements), "undercapitalized" (failing to meet any one of the capital requirements", "significantly undercapitalized" (significantly below any one capital requirement), and "critically undercapitalized" (failing to meet all capital requirements).

      In 1992 the federal banking agencies issued substantially uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

    -"well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

    -"adequately  capitalized"  if it has (i) a  total  risk-based  capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination); and (iv) does not meet the definition of a well capitalized bank;

    -"undercapitalized" if it has (i) a total risk-based capital  ratio  of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

    -"significantly undercapitalized" if it has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and

    -"critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%.

      The federal banking agencies may also, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower capital category. The federal banking agencies may take such action upon a showing that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice (including failure to correct certain unsatisfactory examination ratings).

      Insured depository institutions are subject to certain incremental supervisory restraints based on their actual or imputed ranking within the five capital categories. All such institutions are prohibited from paying management fees to controlling persons or, with certain limited exceptions, making a capital distribution if, after such transaction, the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions. Also, Federal Reserve Bank advances to such institutions (and institutions rated composite 5 under the applicable regulatory rating system in its most recent report of examination) for more than 60 days are generally restricted. In order to receive regulatory approval of the required capital restoration plan, a company controlling an undercapitalized institution is required to guarantee its subsidiary's compliance with the capital restoration plan, up to an amount equal to the lesser of 5% of the subsidiary bank's assets or the amount of the capital deficiency when the bank first failed to comply with the plan.

       Significantly or critically undercapitalized insured depository institutions and undercapitalized insured depository institutions which fail to submit or in a material respect to implement an acceptable capital restoration plan are subject to one or more of the following additional regulatory actions (one or more of which is mandatory): (i) forced sale of voting shares to raise capital or, if grounds exist for conservatorship or receivership, a forced merger; (ii) restrictions on affiliate transactions;
(iii) limitations on interest rates paid on deposits; (iv) restrictions on asset growth or required shrinkage; (v) alteration or curtailment of activities determined by the regulators to pose excessive risk to the institution: (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of FDICIA; (vii) prohibition on acceptance of correspondent bank deposits; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) forced divestiture of an institution's subsidiaries or divestiture by a bank holding company of an institution or a financially troubled non-banking affiliate; or (x) other actions as determined by the appropriate federal regulator. The appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose; however, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

      FDICIA and its enabling regulations provide for further restrictions applicable solely to critically undercapitalized insured depository institutions, including at a minimum, prohibitions on the following activities without the appropriate federal regulator's prior written consent: (i) entering into material transactions other than in the usual course of business; (ii) extending credit for highly leveraged transactions; (iii) amending an institution's charter or bylaws; (iv) making a material change in accounting methods; (v) engaging in certain transactions with affiliates; (vi) paying excessive compensation or bonuses; or (vii) paying rates on new or renewed liabilities significantly in excess of market rates. Additionally, 60 days after becoming critically undercapitalized, an institution may not make payments of interest or principal on subordinated debt without the permission of the FDIC and its primary federal regulator (this provision is waived until 1996 for certain grandfathered subordinated debt). Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution will not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

      Although Metro Commerce was deemed to be well capitalized as of December 31, 1996 under the prompt corrective action provisions of FDICIA, a subsequent reduction in Metro Commerce's capital could cause it to fall within a lower capital category and subject it to the mandatory and discretionary sanctions applicable to that category. Further, as noted above, an institution that, based upon its capital levels, is adequately capitalized or undercapitalized can, under certain circumstances, be reclassified to the next lower capital category.

      Rules Governing Insiders. FDICIA restates and enhances the scope of the Federal Reserve Act limitations of extensions of credit to officers, directors, and principal shareholders of member banks. FDICIA expands the scope of the Federal Reserve Act restrictions to include all state nonmember banks. Under FDICIA, insider loan limitations applicable to banks will also be made applicable to their subsidiaries.

      FDICIA also provides that the total of all extensions of credit by an institution to all insiders and related interests may not exceed the bank's unimpaired capital and unimpaired surplus. FDICIA empowers the Federal Reserve Board to impose more stringent limitations on such loans. Extensions of credit that were valid on the date of FDICIA's enactment are not affected.

      Standards for Safety and Soundness. In 1995 the federal banking agencies adopted safety and soundness standards establishing operational and managerial standards for all insured depository institutions. In 1996, the agencies adopted additional guidelines for asset quality and earnings. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. The effect of the guidelines on Metro Commerce depends on how they are implemented by the OCC. Metro Commerce expects that the guidelines may increase the cost of doing business, since it must now document compliance with all of the requirements in the guidelines.

     Brokered Deposits. During 1992 the FDIC adopted regulations pursuant to FDICIA which govern the receipt of brokered deposits. Under the regulations, brokered deposits include any deposit obtained from or through a deposit broker, and include deposits, however obtained, of institutions that offer rates "significantly higher" than those in the market area. An institution may only accept brokered deposits if it is (i) "well capitalized" or (ii) "adequately capitalized" and receives a waiver from the FDIC. "Adequately capitalized" institutions that receive waivers to accept brokered deposits are, however, subject to certain limits on the maximum rates which they may pay on such deposits. "Undercapitalized" institutions may not accept brokered deposits, nor may they offer deposit instruments yielding in excess of 75 basis points over prevailing yields offered on comparable instruments in the relevant market area. Also, FDICIA provides that the FDIC shall not, in most circumstances, provide deposit insurance coverage on a "pass-through" basis for certain employee benefit plans to institutions prohibited from accepting brokered deposits. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" for purposes of the brokered deposit regulations generally conform with the definitions of those terms adopted by the FDIC for purposes of implementing the prompt corrective action provisions of FDICIA. (See "Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Regulatory Action.") Metro Commerce does not believe that the application of these rules will have a material effect on its ability to fund operations or its financial condition.

      Real Estate Lending Standards. Pursuant to authority contained in FDICIA, the federal banking agencies adopted final regulations which require insured depository institutions to establish and maintain written internal real estate lending policies. These policies must be consistent with safe and sound banking practices and be appropriate for the size and nature of the institution involved. Additionally, they must be established by each institution only after it has considered the Interagency Guidelines for Real Estate Lending Policies, which are made a part of the final regulations. The regulations require that certain specific standards be addressed relating to loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements. Each institution's lending policies must be reviewed and approved by the institution's board of directors at least once a year. Finally, each institution is expected to monitor conditions in its real estate market to ensure that its lending policies are appropriate for current market conditions. The regulations do not set forth specific loan-to-value limits, but the Interagency Guidelines do provide certain limits which should not be exceeded except under limited circumstances.

      Deposit Insurance Assessments. The FDIC has established a risk-based deposit insurance premium system that was mandated by FDICIA. Under these regulations, members of the Bank Insurance Fund ("BIF") are subject to an assessment rate schedule of 0 cents per $100 of deposits (subject to a statutory minimum annual assessment of $2,000) to 27 cents per $100 of deposits.

      To determine the risk-based assessment for each institution, the FDIC categorizes an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk based capital ratio and a 5% leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk based capital ratio and a 4% leverage capital ratio. The FDIC also assigns each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates for 1997 within each of three capital categories will be as follows (expressed as cents per $100 of deposits):

                                                 Supervisory
                                                  Subgroup
                                                  A    B    C
          Well Capitalized.................       0    3    17
          Adequately capitalized...........       3   10    24
          Undercapitalized.................      10   24    27

     Under the 1997 risk-related premium schedule, Metro Commerce is exempt from the BIF premium, and therefore pays the minimum annual assessment of $2,000.

      BIF and SAIF Recapitalization. FDICIA provided the FDIC with three additional sources of funds to protect deposits insured by the BIF: The FDIC was authorized to borrow up to $30 billion dollars from the U.S.
Treasury; to borrow from the Federal Financing Bank up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver; and to borrow from financial institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. These premiums must be sufficient to repay any borrowed funds within 15 years and to provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

     In addition, the crisis in the savings and loan industry during the late 1980's led to the dissolution of the Federal Savings and Loan Insurance Corporation and the insurance of thrift deposits through a separate fund of the FDIC called the Saving Association Insurance fund ("SAIF"), as well as the issuance of bonds by the Financing Corporation ("FICO") to cover some of the losses incurred by failed savings associations. As the banking industry in general has become more healthy since 1990, deposit insurance premiums for well-managed and strongly-capitalized BIF insured institutions have decreased to the low levels described above. However, because of the cost of carrying the FICO bonds and because the SAIF still needed to build reserves, deposit insurance premiums for SAIF insured institutions have not decreased along with the premiums for BIF insured institutions. This created a large disparity between the cost of deposit insurance and healthy banks and similarly situated thrifts, leading healthy thrifts to seek ways to either convert to BIF insurance or to obtain BIF insurance for some portions of their deposits in order to remain competitive with banks. This migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and pay the cost of servicing the FICO bonds.

     Subtitle G of the Economic Growth Act required the remaining SAIF institutions to pay a one-time deposit assessment of $.657 per $100 of insured deposits in order to recapitalize the SAIF fund, and required the banking agencies to take action to prevent the migration of deposits from the SAIF to the BIF funds until the year 2000. In addition, the cost of carrying the FICO bonds is now allocated between BIF insured institutions and SAIF insured institutions, with BIF insured institutions paying 1/5 the amount paid by SAIF insured institutions. The FDIC recently estimated that BIF institutions will pay an assessment of approximately $.0128 annually per $100 insured deposits, and that SAIF institutions will pay approximately $.0644 annually per $100 of insured deposits. Starting in the year 2000, BIF and SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

     This legislation will increase Metro Commerce's premiums, as it will now be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

      Improved Examinations. All insured depository institutions must undergo a full-scope, on-site examination by their appropriate federal banking agency at least once every 18 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

      Other  Items.   FDICIA  also, among other  things,  (i)  directs  the
appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating an institution's tangible, core and risk-based capital; and
(ii) provides, that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

      The impact of FDICIA on Metro Commerce and MCB Financial remains uncertain to some extent. Certain provisions, such as the real estate lending standards and the rules governing compensation, fees and other operating policies, may affect the way in which Metro Commerce conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect Metro Commerce's results of operations.

      Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits a bank holding company that is adequately capitalized and managed to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if doing so does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank that has been in existence for less than the minimum length of time prescribed by state law, except that a state may not impose more that a five year existence requirement.

      The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

      In 1995 California enacted state legislation in accordance with the Riegle-Neal Act. The state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and to thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

     The Interstate Act also authorizes California state-chartered banks to appoint unaffiliated banks in other states to act as agents of the California state-chartered bank by accepting deposits and evaluating loan applications on behalf of the principal bank. Since national banks may only establish agency relationships with affiliated banks, the expanded authority for state-chartered banks could place national banks in California at a disadvantage in the event many state-chartered banks use agency relationships with unaffiliated entities to increase their business. Other than that possibility, management of MCB Financial does not believe that the Interstate Act nor the California interstate banking law has had or will have any material effect on Metro Commerce, MCB Financial or the market for MCB Financial's common stock.

      The Riegle Community Development and Regulatory Improvement Act of 1994. The Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act") involves many aspects of banking regulation. It is anticipated that the Act may reduce the overall regulatory burden on Metro Commerce. At this time, however, management does not anticipate that the Community Development Act will have any material effect on Metro Commerce or its operations.

      Capital Adequacy Guidelines. The Federal Reserve Board and the OCC have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy, and minimizes dis-incentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the amount of total risk-weighted assets.

      A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus, retained earnings and certain perpetual preferred stocks and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill are generally deducted from Tier 1 capital; however purchased mortgage servicing rights and purchase credit card relationships may be included subject to certain limitations. At least 50% of a banking organization's total regulatory capital must consist of Tier 1 capital, less goodwill.

      Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the federal banking agencies.

      The Federal Reserve Board and the OCC have each adopted a minimum leverage ratio of Tier 1 capital to total assets of 4.00%, except that the highest rated banks may operate at a minimum leverage ratio of 3.00%. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

      Under the so-called "prompt corrective action" provisions of FDICIA and the regulations promulgated thereunder, Metro Commerce will be considered "adequately capitalized" if it has a ratio of qualifying total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00% and a leverage ratio of 4.00% or greater. To be considered "well capitalized" Metro Commerce must have a ratio of qualifying total capital to risk-weighted assets of 10.00%, Tier 1 capital to risk-weighted assets of 6.00% and a leverage ratio of 5.00% or greater as well as not be subject to any order or directive. Under certain circumstances, the OCC may require an "adequately capitalized" institution to comply with certain mandatory or discretionary supervisory actions as if Metro Commerce were undercapitalized. (see "SUPERVISION AND REGULATION - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action", herein.)

      The  capital  adequacy guidelines of the Federal  Reserve  Board  are generally applicable to bank holding companies, such as MCB Financial, while the guidelines of the OCC are generally applicable to national banks, such as Metro Commerce. However, the Federal Reserve Board's guidelines do not apply to bank holding companies with total consolidated assets of less than $150 million. As of December 31, 1996, MCB Financial had total consolidated assets of $131.5 million. Accordingly, MCB Financial is not subject to any capital requirements other than those of the OCC that are applicable to Metro Commerce.

     In August 1992, the Federal Reserve Board, the OCC and the FDIC issued a joint advance notice of proposed rulemaking, in accordance with FDICIA, seeking public comment on methods to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages in calculating risk-based capital. Although the notice does not contain any agency proposals relating to concentration of credit risk and risks of non-traditional activities, the notice includes a general framework for taking account of interest rate risk. Under that framework, institutions with interest rate risk exposure in excess of a certain threshold (1% of assets) would be required to hold capital proportionate to that excess risk. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. Metro Commerce is unable to predict the form in which these proposed regulations will ultimately be adopted or the effect such regulations would have on the operations and capital adequacy of Metro Commerce or MCB Financial.

     In 1995 the federal banking agencies issued a rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

      Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. (See "SUPERVISION AND REGULATION - Effect of Governmental Policies and Recent Legislation -
Accounting Changes," herein.) The federal banking agencies have issued rules governing banks and bank holding companies which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 capital. The amount of deferred taxes in excess of this limit, if any, would be excluded from Tier 1 capital and total assets in regulatory capital calculations. Management does not expect implementation of these rules to have a material impact on Metro Commerce's regulatory capital levels.


     Community Reinvestment Act Developments. The federal banking agencies substantially amended the Community Reinvestment Act ("CRA") regulations in 1995, and issued guidelines and explanations of the new regulations in 1996. CRA assesses a bank's record of meeting the credit needs of its entire community, including minorities and low and moderate income groups.

     Under the revised CRA regulations, the agencies determine a bank's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test being the most important. The tests are applied in an "assessment context" that is developed for the particular institution and that takes into account demographic data about the bank's community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the agencies, a particular bank will not know whether its CRA programs and efforts have been sufficient until it is examined.

     The revised regulations require larger institutions to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.

     Small institutions (those with less than $250 million in assets) are now examined on a "streamlined assessment method." The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. The federal regulators have reported that under the new regulations the time spent at the banks to conduct CRA examinations is reduced, and that the banks spend less time on paperwork evidencing compliance.

     On March 8, 1996, the federal banking agencies issued joint examination procedures applicable to compliance examination under the new CRA regulations. On October 21, 1996, the Consumer Compliance Task Force of the Federal Financial Institutions Examination Council issued additional guidelines for CRA compliance. Starting on July 1, 1997, the new procedures and guidelines will apply to larger institutions.

     Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and must be published for public comment.

     Metro Commerce is currently considered a small institution under the CRA regulations and it will be a small institution until it has assets of greater than $250 million at the ends of two years in a row. The initial impact of this amendment on the business of Metro Commerce will be less than the impact when Metro Commerce no longer qualifies as a small institution. At that time, the new regulations will increase the amount of reports Metro Commerce is required to prepare and submit, and it could cause Metro Commerce to change its asset mix in order to meet the performance standards. At this time, the new regulations have increased the uncertainty of Metro Commerce's business, both as the rating and examination procedures change and as Metro Commerce grows to the extent that it and may no longer qualify as a small institution.

     The federal regulators are required to take an institution's CRA record into account when evaluating an application for new deposit facilities, such as a bank merger, establishment of a branch, a new charter or relocation of a branch or home office. In the Metro Commerce's most recent compliance examination dated August 31, 1995, Metro Commerce received a "satisfactory" rating for its CRA performance.

     Accounting Changes.

     In June of 1996, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. In December 1996, the Financial Accounting Standards Board issued SFAS No. 127. SFAS 127 reconsiders certain provisions of SFAS 125 and defers for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending, and similar transactions. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of this statement is not permitted. SFAS No. 125 is not expected to have a material effect on MCB Financial's financial statements.

     On January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain indentifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows expected from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and indentifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. MCB Financial has implemented SFAS No. 121 and has determined that the measurement of impairment loss is not material.

     MCB Financial adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS 123, MCB Financial has chosen to continue using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of MCB Financial's stock at the date of grant exceeds the stock option exercise price. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.


     Environmental Regulation

     Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on both MCB Financial and Metro Commerce. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who owns or operates contaminated property. State law provisions, which were modeled after Federal law, impose substantially similar requirements. Both federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in operating the contaminated property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure.

     The Economic Growth Act includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") by adding a new section which specifies the actions a lender may take with respect to lending and foreclosure activities without incurring environmental clean-up liability or responsibility.
Under the new section typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections conducted in connection with lending transactions will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as the lender merely maintains the property and moves to divest it at the earliest possible time.

     Under California law, a lender generally will not be liable to the State for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials, or made the loan primarily for investment purposes. This amendment to California law became effective with respect to judicial proceedings filed and orders issued after January 1, 1997.

     The extent of the protection provided by both the federal and state lender protection statutes will depend on the interpretation of those statutes administrative agencies and courts, and Metro Commerce cannot predict whether it will be adequately protected for the types of loans made by Metro Commerce.

     In addition, MCB Financial and Metro Commerce remain subject to the risk that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by Metro Commerce may be environmentally impaired and therefore not provide adequate security for Metro Commerce. California law provides some protection against the second risk by establishing certain additional, alternative remedies for a lender in circumstances where the property securing a loan is later found to be environmentally impaired, permitting the lender to pursue remedies against the borrower other than foreclosure under the deed of trust.

     Metro Commerce attempts to protect its position against the remaining environmental risks by performing prudent due diligence. Environmental questionnaires and information on use of toxic substances are requested as part of Metro Commerce's underwriting procedures. Metro Commerce makes lending based upon its evaluation of the collateral, the net worth of the borrower and the borrower's capacity for unforeseen business interruptions or risks.

     Americans With Disabilities Act

     The Americans With Disabilities Act ("ADA"), in conjunction with similar California legislation, has increased the cost of doing business for banks. The legislation requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives: (1) to prevent discrimination against disabled job applicants, job candidates and employees, and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as Metro Commerce, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

     New and Pending Legislation

     Economic Growth and Regulatory Paperwork Reduction Act of 1996

     In addition to the provisions discussed above, the Economic Growth Act also included many regulatory relief provisions applicable to MCB Financial and Metro Commerce. National banks no longer need to submit branch applications with respect to ATM machines. Application procedures for MCB Financial to engage in certain non-banking activities will be streamlined, so long as MCB Financial maintains an adequate financial position and is considered well-managed. The lending restrictions on directors and officers have been relaxed to permit loans having favorable terms under employee benefit plans. The Federal Reserve Board and the department of Housing and Urban Development ("HUD") are required to simplify and improve their regulations with respect to disclosures relating to certain mortgage loans, and certain exemptions from the disclosure requirements were added.

     The Economic Growth Act also provides protection for lenders who self-test for compliance with the Equal Credit Opportunity At (the "ECOA") and the Fair Housing Act ("FHA"). The ECOA now provides that the results or report generated or obtained by a bank from a self-test may not be obtained by an agency, department or applicant to be used with respect to any proceeding or civil action alleging a violation of the ECOA. This change in the law protects Metro Commerce against liability based on the results of internal tests done to enhance compliance with the law and encourages Metro Commerce to use self-testing to evaluate its compliance with the ECOA and the FHA.


     On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (that is, national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an
activity through a subsidiary in which the bank itself may not engage.   In
determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity.

     Although Metro Commerce is not currently intending to enter into any new type of business, either relating to banking or that is not currently permitted for a bank, this regulation could help Metro Commerce if it determines to expand its operations in the future. The amount of the benefit to Metro Commerce depends on the extent to which the OCC permits banks to engage in new lines of business, and whether Metro Commerce qualifies as an "eligible institution" at such time as it might decide to expand.

     New OCC Corporate Activities and Transaction Regulations

     On November 26, 1996, the OCC completely revised its rules to simplify and streamline the procedures for corporate applications and notices by national banks, including branch applications, fiduciary powers applications, change in bank control, and changes in capital. The amendments became effective on December 31, 1996. Metro Commerce is not currently anticipating filing any corporate applications with the OCC, but the new rules could have an effect on Metro Commerce if such an application is required.

     ATM Fee Legislation

     In April of 1996, two of the larger ATM networks lifted their prior restriction prohibiting ATM operators from directly surcharging noncustomers who use their ATMs. This action triggered a series of legislative proposals and hearings with respect to whether such fees should be regulated. Part of the reason the lifting of the restriction on surcharges was controversial was because customers may thereby be required to pay two charges for a single transaction, one to the bank issuing the ATM card and another to the operator of the ATM being used.

     Currently, Federal law requires a bank at which a depositor has an account to disclose to its own customers the amount of fees it charges, and California law requires an ATM operator to disclose to users of the ATM machine who are using an ATM card issued by someone other than the ATM operator that a fee will be charged. California law was amended in 1996, effective July 1, 1997, to require the operators of ATMs in California to disclose to customers any surcharge or fee that the operator of the machine will charge, including charges for mini-statements and other services.

     Metro Commerce owns and operates ATMs, and it issues ATM cards to its customers. This legislation will not have a significant effect on Metro Commerce as it is currently stated, but other proposed changes could affect Metro Commerce by limiting ATM charges to customers.

     Proposed Legislation and Regulation

     Certain legislative and regulatory proposals that could affect MCB Financial, Metro Commerce and the banking business in general are pending, or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. The United States Congress in particular is considering numerous bills that could reform the banking laws substantially. Other proposals to permit banks to engage in related financial services and to permit other financial services companies to offer banking-related services are pending and, if adopted, would increase competition for Metro Commerce.

     It is not known to what extent, if any, these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject MCB Financial and Metro Commerce to increased regulation, disclosure and reporting requirements and would increase competition for Metro Commerce and increase its cost of doing business.

     In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation may have on Metro Commerce's business.


RESTRICTIONS ON TRANSFERS OF FUNDS TO MCB FINANCIAL BY METRO COMMERCE

     Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual cost plus a reasonable profit).

     MCB Financial is a legal entity separate and distinct from Metro Commerce. At present, substantially all of MCB Financial's revenues, including funds available for the payments of dividends and other operating expenses, are expected to be obtained from dividends paid to MCB Financial from Metro Commerce. Metro Commerce paid dividends in the amount of $50,000 and $300,000 to MCB Financial in October, 1996 and February, 1994, respectively. Until that time, funds to cover certain costs of MCB Financial in connection with the Reorganization were provided by a $90,000 loan made to MCB Financial by John Cavallucci, MCB Financial's President and Chief Executive Officer and Metro Commerce's Chief Executive Officer. (See "INFORMATION CONCERNING THE BUSINESS AND PROPERTIES OF MCB FINANCIAL - MCB Financial", herein.)

     There are statutory and regulatory limitations on the amount of dividends which may be paid to MCB Financial by Metro Commerce. Sections 56 and 60 of Title 12 of the United States Code contain the major limitations on the payment of dividends by national banks. Section 56 generally prohibits national banks from paying dividends out of capital, and Section 60 further limits dividends, absent the OCC's approval, to the amount of a national bank's recent earnings.

      Pursuant to Title 12, Metro Commerce may declare dividends from funds legally available therefor, when and as declared by the Metro Commerce Board of Directors; provided, however, that dividends may not be paid from Metro Commerce's capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank's net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. Title 12 also provides that the approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Furthermore, the Comptroller also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

      At December 31, 1996, Metro Commerce had available $1,747,490 for the payment of dividends.

      Under the prompt corrective action rules of FDICIA, no depository institution, such as Metro Commerce, may issue a dividend or pay a management fee if it would cause the institution to become undercapitalized. Additionally, undercapitalized institutions are subject to restrictions on dividends and management fees, as well as other automatic actions. Other supervisory actions may be taken against institutions that are significantly undercapitalized, as well as undercapitalized institutions that fail to submit any acceptable capital restoration plan as required by law or that fail in any material respect to implement an accepted plan.

     The OCC also has authority to prohibit Metro Commerce from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines could limit the amount of dividends which Metro Commerce or MCB Financial may pay. (See "Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991" for a discussion of additional restrictions on capital distributions.)

      Metro Commerce is subject to certain restrictions imposed by federal law on any extension of credit to, or the issuance of a guarantee or letter of credit on behalf of, MCB Financial or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of MCB Financial or other affiliates. Such restrictions prevent MCB Financial and such other affiliates from borrowing from Metro Commerce unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Metro Commerce in MCB Financial or in any other affiliate are limited to 10% of Metro Commerce's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Metro Commerce's capital and surplus (as defined by federal regulation). Additional restrictions on transactions with affiliates may be imposed on Metro Commerce under the prompt corrective action provisions of FDICIA. (See "SUPERVISION AND REGULATION - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action", herein.)

      It is impossible to predict with any degree of accuracy the competitive impact these laws have on commercial banking in general or on the business of Metro Commerce in particular. However, there appears to be a lessening of the historical distinction between the services offered by insured depository institutions and other businesses offering financial services. It is anticipated that commercial banks will experience increased competition for deposits and loans and increases in their cost of funds in the future.


Item 2.  Description of Property

   Currently, MCB Financial does not own or lease any property. MCB Financial is not actively engaged in any business activities outside of the activities of Metro Commerce. Therefore, Metro Commerce's property is not significantly used by MCB Financial. MCB Financial will continue to utilize the premises of Metro Commerce until it becomes actively engaged in additional business activities. MCB Financial currently reimburses Metro Commerce for a fair and reasonable amount for all services furnished to it.

   Metro Commerce leases the land and the buildings at which its office facilities are located. Metro Commerce has four full-service banking offices. The head office of Metro Commerce is located at 1248 Fifth Avenue, San Rafael, California and consists of approximately 10,000 square feet of office space. In 1995, Metro Commerce consolidated its mortgage operations into the head office site. Metro Commerce occupies the premises for its head office under a lease which will expire in June 2014, with two five-year options to renew.

   Metro Commerce's three branch offices in South San Francisco, Hayward and Upland, California occupy approximately 12,300, 14,000 and 5,000 square feet, respectively, under leases that expire at various dates through the year 2005.

   Metro Commerce believes that its existing facilities are adequate for its current needs and anticipated growth.


Item 3.  Legal Proceedings

   MCB Financial is not a party to any pending legal proceeding and is unaware of any proceeding being contemplated against it by any governmental authority.

     There are various legal actions pending against MCB Financial arising from the normal course of business. MCB Financial is also named as defendant in various lawsuits in which damages are sought. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position of MCB Financial.

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


Item 4. Submission of Matters to a Vote of Security Holders.

   None.


                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   The information required to be furnished pursuant to this item is set forth under the caption "Market Price of MCB Financial Corporation" in the Annual Report, which is incorporated herein by reference to Exhibit No.
(13) of this report.


Item 6. Management's Discussion and Analysis.

   Except for the information provided below, the information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements in the Annual Report, which are incorporated herein by reference to Exhibit No.
(13) of this report.

      The maturities and weighted average yields of investment securities are presented in the following table:

Maturities of Investment Securities at December 31, 1996 (At book value)

                              After 1 Year   After 5 Years
(Dollars in     Within 1 Year Within 5 Years Within 10 Years    Total
  thousands)     Amount Yield  Amount Yield   Amount Yield   Amount Yield
-------------------------------------------------------------------------
Mortgage-backed
  securities (1) $2,006 5.55%  $2,269 5.55%                  $4,275 5.55%
U.S. Treasury
  and other U.S.
  government
  agencies        3,002 5.47%   20,218 6.45% $7,497 6.53%    30,717 6.38%
States and muni-
  cipalities(2)      25 5.90%      140 6.58%                    165 6.48%
-------------------------------------------------------------------------
  Total          $5,033 5.42%  $22,627 6.34% $7,497 6.53%    35,157 6.25%
=========================================================================
(1) Mortgage securities are shown at stated maturities; however, these securities are subject to substantial prepayments which will accelerate actual maturities.
(2) Weighted-average yield calculated on a tax equivalent basis using statutory rates.





Maturities of Loans at December 31, 1996

      Currently, MCB Financial's data processing system does not have the capability to provide, and therefore MCB Financial has not provided herein, the dollar amount of floating rate loans maturing within one year, after one year but within five years, and in more than five years or the total amount of loans due after one year which have floating interest rates. As of December 31, 1996, the percentage of loans held for investment with fixed and floating interest rates was 56% and 44%, respectively.

      The following table provides typical terms of maturity ranges offered by MCB Financial for each loan category indicated:

Loan Category             Typical Term in
                          Years
Commercial Loans          1 to 3
Real Estate Loans:
   Commercial             5
   Construction           1
   Land                   1
Home Equity               5
Loans to Consumers and
   Individuals            1 to 5




Asset/Liability Management

     Net interest income and the net interest margin are largely dependent on MCB Financial's ability to closely match interest-earning assets with interest-bearing liabilities. As interest rates change, MCB Financial must constantly balance maturing and repricing liabilities with maturing and repricing assets. This process is called asset/liability management and is commonly measured by the maturity/repricing gap. The maturity/repricing gap is the dollar difference between maturing or repricing assets and maturing or repricing liabilities at different intervals of time.

     The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

December 31, 1996
                                     Over 90  Over 180 After One  After
                             90 days days to  days to  Year to    Five
                             or less 180 days 365 days Five Years Years Total
Earning Assets
 (Rate Sensitive):
 Federal funds sold           $770                                      $770
 Interest-bearing deposits
  with other banks                             $294      $90             384
 Investment securities       1,237    1,264   2,533   22,626    7,497 35,157
 Mortgage loans held
  for sale                     648                                       648
 Loans, gross               37,836    1,976   2,134   22,006   17,176 81,128
   Total                    40,491    3,240   4,961   44,722   24,673118,087

Interest-bearing
 Liabilities
 (Rate Sensitive):
 Interest-bearing transaction
  deposits                   9,401            32,066  32,066          73,532
 Time deposits, $100,000     3,835    1,934    2,158   1,556           9,483
 Savings and other time      3,261    2,162    2,498   2,656          10,577
 Other borrowings              447                                       447
  Total                     16,944    4,096   36,722  36,278          94,039

Period GAP                  23,547     (856) (31,761)  8,445  24,673
Cumulative GAP              23,547   22,691   (9,070)   (625) 24,048
Interest Sensitivity GAP Ratio58.15%(26.42%)(640.20%)  18.88% 100.00%
Cumulative Interest Sensitivit58.15% 51.89%  (18.63%)  (0.67%) 20.36%

     The Company classifies its money market accounts and savings accounts into the over 180 days to 365 days time period as well as the after one year to five years time period. This is done to adjust for the relative insensitivity of these accounts to changes in interest rates. Although rates on these accounts can be contractually reset at the Company's discretion, historically these accounts have not demonstrated strong correlations to changes in the prime rate. Generally, a positive gap at one year indicates that net interest income and the net interest margin will increase if interest rates rise in the future. If interest rates decline in the future, a positve gap generally indicates that net interest income and the net interest margin will decrease. The Company neither currently utilizes financial derivatives to hedge its asset/liability position nor has any plans to employ such strategies in the near future.



      The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the allowance for possible credit losses arising from credit losses, recoveries of credits losses previously incurred, additions to the allowance for possible credit losses charged to operating expense, and certain ratios relating to the allowance for possible credit losses:

Analysis of the Allowance for Possible  Credit Losses

(Dollars in thousands)             1996     1995
Allowance for loan losses:
Beginning balance                  $752     $906
Provision for loan losses           220      100
Charge-offs:
Commercial                           47      242
Real estate
Consumer                                      21
     Total charge-offs               47      263
Recoveries:
Commercial                           16        9
Real estate
Consumer                              3
     Total recoveries                19        9
     Net charge-offs                 28      254
Ending balance                     $944     $752
Loans (net of unearned income)
 outstanding at December 31 (1) $81,713  $62,880
Average loans (net of unearned
 income) outstanding at
 December 31 (1)                $72,393  $56,589
Ratios:
Allowance to loans (net of
 unearned income)*                1.16%    1.20%
Net charge-offs to average
 loans (net of unearned income)*   .04%     .45%
Net charge-offs to allowance      2.97%   33.78%
(1) Includes mortgage loans sold and mortgage loans held for sale reported on the Consolidated Balance Sheets.

      Based  upon  growth  in  the loan portfolio, MCB  Financial  provided
$220,000  to  the  allowance  for possible credit  losses  during  1996  as compared to $100,000 during the same period of 1995. Net charge-offs totaled $28,000 and $254,000, respectively. Charge-offs during 1996 resulted from the charge-off of one unsecured commercial loan. Charge-offs in 1995 resulted from the write-off of substandard loans acquired from the Bank of Hayward when it was purchased in 1994. These loans were reflected in the allowance for possible credit losses originally acquired from the Bank of Hayward.

      The following table sets forth the allocation of the allowance for possible credit losses as of the dates indicated:

Allocation of the Allowance for Possible Credit Losses

                           1996            1995
                              Percen          Percen
                               t of            t of
                              loans            loans
                      Allowa    in    Allowa    in
                       nce     Each    nce     Each
                       for    Catego   for    Catego
                      Possib  ry to   Possib   ry to
                        le              le
(Dollars in           Credit  Total   Credit   Total
thousands)            Losses  Loans   Losses   Loans
Commercial              $583  42.85%    $324   46.21%
Real estate              202  50.27%     248   45.11%
Consumer                  48   6.88%      46    8.68%
Not allocated            111     N/A     134      N/A
     Total              $944 100.00%    $752  100.00%


      The allowance is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the allowance as shown below should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.

Time Certificates, $100,000 and Over

      The following table sets forth the time remaining to maturity of MCB Financial's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

Time remaining to              December
maturity                       31, 1996
Three months or less           $ 3,835
After three months
  to six months                  1,934
After six months
  to one year                    2,159
After twelve months              1,555
     Total                     $ 9,483


Item 7. Financial Statements.

   The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in the Annual Report. Such information and the Independent Auditors' Report in the Annual Report are incorporated herein by reference to Exhibit No. (13) of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance
   With Section 16(a) of the Exchange Act.

   The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by MCB Financial's Board of Directors for use at the 1997 Annual Meeting of Shareholders to be held on May 21, 1997, and is incorporated herein by reference.


Item 10. Executive Compensation

   The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation of MCB Financial and Metro Commerce" of the Proxy Statement, and is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The information required to be furnished pursuant to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions.

   The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transactions Regarding MCB Financial and Metro Commerce" of the Proxy Statement, and is incorporated herein by reference.


Item 13. Exhibits and Reports on Form 8-K.

   (a) List of  Exhibits:

Executive Compensation Plans and Arrangements:

   Stock Option Plan

   Deferred Compensation Plan for Executives

Exhibits:

(2)             --  Plan  of  acquisition, reorganization (incorporated  by reference to the
              registrant's registration statement on Form S-4 (File No. 33-
76832).
(3)(a)         --  Articles of incorporation (incorporated by reference  to the
              registrant's registration statement on Form S-4 (File No. 33-
76832).
(3)(b)        -- By-laws (incorporated by reference to the
              registrant's registration statement on Form S-4 (File No. 33-
76832).
(10)(a)(1)  -- Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-
76832).
(10)(a)(2)   -- Deferred Compensation Plan for Executives (incorporated  by
reference to                 Exhibit (10)(a)(2) to the registrant's  Annual
Report          on          Form          10-KSB          for           its
fiscal year ended December 31, 1994).
(10)(b)       -- Leases
      (10)(b)(1) -- San Rafael Office Lease (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
      (10)(b)(2)   --  South  San Francisco Office Lease  (incorporated  by
reference  to                                  Exhibit  (10)(b)(2)  to  the
registrant's  Annual Report on Form 10-KSB  for  its                 fiscal
year ended December 31, 1994).
      (10)(b)(3) -- Hayward Office Lease (incorporated by reference to Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
      (10)(b)(4) -- Upland Office Lease (incorporated by reference to Exhibit (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
  (11) -- Statement re: computation of per share earnings (the information required to be furnished pursuant to this exhibit is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in the Annual Report, which are incorporated herein by reference to Exhibit No. (13) of this report).
(13)            --  1996 Annual Report to Shareholders (only those portions
expressly                           incorporated by reference herein  shall
be deemed filed with the                          Commission).
(21)             --   Subsidiaries  of  the  small  business  issuer   (the
information required to be
         furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report).
(27)           -- Financial Data Schedule


   (b) Reports on Form 8-K. MCB Financial filed the following Current Report on Form 8-K during the last quarter of the period covering this report:

      (i) None.
                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1997.




                                   By /s/ John Cavallucci
                                   John Cavallucci
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer);
                                   Director



                                   By /s/ Brian M. Riley
                                   Brian M. Riley
                                   Chief Financial Officer
                                   (Principal Financial Officer)
                                   (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 1997.

Name                               Title

/s/ John Cavallucci
John Cavallucci                    Chairman; Director

/s/ Robert E. Eklund
Robert E. Eklund                   Director

/s/ Timothy J. Jorstad
Timothy J. Jorstad                 Director

/s/ Catherine H. Munson
Catherine H. Munson                Director

/s/ Gary T. Ragghianti
Gary T. Ragghianti                 Vice Chairman; Director

/s/ Michael J. Smith
Michael J. Smith                   Director

/s/ Edward P. Tarrant
Edward P. Tarrant                  Director

/s/ Randall J. Verrue
Randall J. Verrue                  Director











Exhibit 13

                         MCB FINANCIAL CORPORATION
                            1996 ANNUAL REPORT


Corporate Profile
MCB Financial Corporation, headquartered in San Rafael, California, is the holding company of Metro Commerce Bank, N.A. ("Metro"). Metro is a full service commercial bank specializing in the delivery of financial services
to local businesses within the communities it serves.   Through its four
branch offices located in San Rafael, South San Francisco, Hayward and Upland, Metro offers a broad range of deposit and loan products designed for small businesses. The mission MCB Financial Corporation is to achieve superior financial performance for our shareholders by ranking among the top 10% of all banks within California as measured by return on equity and return on assets. This objective will be accomplished by talented banking professionals working with a firm commitment to community based lending, management of
credit risk, and the delivery of a unique service experience.   Shares of
MCB Financial Corporation are traded over-the-counter under the ticker symbol of MCBF.

Selected Financial Data for MCB Financial Corporation
(dollar amounts in thousands, except per share)
Years ended December 31,
                                  1996    1995    1994    1993    1992
Interest income                $10,385  $8,716  $5,525  $4,041  $3,436
Interest expense                 4,018   3,841   1,806   1,526   1,387
  Net interest income            6,367   4,875   3,719   2,515   2,049
Provision for possible
  credit losses                    220     100     100     125     115
Other income                     2,768   1,344   3,070   4,522   1,892
Other expense                    5,565   8,552   5,837   5,440   3,414
Income (loss) before income taxes3,350  (2,433)    852   1,472     412
Provision for income taxes       1,379    (935)    326     238      27
Net income (loss)               $1,971 $(1,498)   $526  $1,234    $385
Net income (loss) per share     $ 2.08 $ (1.58)  $0.57  $ 1.39   $0.46

Period End
Total assets                 $131,504  $122,316 $90,443 $64,247 $55,803
Total loans                    80,122    58,612  46,622  24,440  23,371
Total deposits                119,858   110,263  76,043  55,052  48,199
Other borrowings                  447       213   4,521     763     395
Shareholders' equity           10,185     8,271   9,197   8,076   6,842
Book value per share         $  10.80  $   8.77 $  9.63 $  9.56 $  8.10

Financial Ratios
For period:
  Return on assets               1.56%    (1.37%)  0.70%   1.96%   0.84%
  Return on equity              20.97%   (17.04%)  5.99%  16.31%   5.99%
At period end:
  Equity to assets               7.75%     6.76%  10.17%  12.57%  12.26%



                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents information pertaining to the financial condition and results of operations of MCB Financial Corporation which may not otherwise be apparent from the financial statements and related notes. This discussion should be read in conjunction with the financial statements and notes found on pages 16 through 27 as well as other information presented throughout this report. Within this discussion, MCB Financial Corporation shall be referred to as "MCBF" and Metro Commerce Bank, N.A. shall be referred to as "Metro." Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

OVERVIEW
     Earnings Summary. MCBF reported net income of $1,971,093, or $2.08 per share, for 1996 as compared to a net operating loss of $1,498,227, or $1.58 per share, in 1995 and net income of $526,313, or $0.57 per share, in
1994.   Results for 1996 reflect a recovery of approximately $1.8 million
(pre-tax) in litigation expenses originally recorded in the prior year.
The net operating loss in 1995 is attributable to the creation of a $2.8 million litigation contingency reserve during the second quarter of that year.

     Return on average assets for 1996 was 1.56% as compared to (1.37%) in 1995 and 0.70% in 1994. Return on average equity for 1996 was 20.97% in 1996 as compared to (17.04%) in 1995 and 5.99% in 1994.

FINANCIAL CONDITION
     Summary. Asset growth slowed during 1996 as Management implemented a strategy to de-emphasize expansion in order to improve profit margins on existing market share. Assets increased by 7.5% during 1996 versus 35.2% and 40.8% in 1995 and 1994, respectively.

     Loans. One method Management used to improve profit margins was to continue its focus on quality loan development. Loans held for investment increased by $21.5 million, or 36.7% in 1996, as compared to an increase of $12.0 million, or 25.7%, during 1995. Commercial real estate loans represented a majority of the 1996 increase (see note 3 to consolidated financial statements). Metro lengthened the duration of its loan portfolio and increased commercial real estate loans through offering a competitively priced fixed rate, intermediate-term loan product.

     In the normal practice of extending credit, the Metro accepts real estate collateral on loans which have primary sources of repayment from commercial operations. Loans secured by real estate totaled $66.2 million, or 82.7% of all loans, at December 31, 1996 versus $48.1 million, or 76.5% of all loans, a year earlier. Due to Metro's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. Management believes that its prudent underwriting standards for real estate secured lending provide an adequate safeguard against changing real estate prices.

     Metro focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, and accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within Metro's loan portfolio. As of December 31, 1996, the two largest industry concentrations within the loan portfolio were real estate and related services at 24.3% and the business/personal service industry at 17.9% of the portfolio. Because credit concentrations increase portfolio risk, Metro places significant emphasis on the purpose of each loan and the related sources of repayment.

     Mortgage Banking. Mortgage loans sold pending settlement totaled $647,600 at December 31, 1996 versus $3.5 million a year earlier. Mortgage origination volume decreased to $29.9 million in 1996 from $44.1 million in 1995 and $143.1 million in 1994. Due to production changes in the mortgage industry and the unfavorable prospects for future improvement, Metro decided to wind down its wholesale Mortgage Banking operations at the end of 1996. The mortgage industry continues to shift away from the use of wholesalers in favor of direct lending. In addition, competitive pressures continue to reduce the gross margins earned by wholesalers. Metro will continue to offer limited retail mortgage lending through its commercial bank operations. See note 15 to consolidated financial statements for industry segmentation data on Mortgage Banking.

     Nonperforming Assets.   Metro carefully monitors the quality of its
loan portfolio and the factors that effect it including regional economic conditions, employment stability, and real estate values. It is Metro's policy to transfer loans which become 90 days or more past due, from either delinquent principal or interest payments, to "nonaccrual" status. Recognition of interest income ceases once a loan is classified as nonaccrual. If previously accrued interest is deemed uncollectable, it is reversed from interest income. At December 31, 1996, nonperforming assets totaled $79,000, or 0.06% of total assets. There were no nonperforming assets at December 31, 1995.

     Allowance for Possible Credit Losses. Metro maintains an allowance for possible credit losses (the "APCL") which is reduced by credit losses and increased by credit recoveries and provisions to the APCL charged against operations. Provisions to the APCL and the total of the APCL are based, among other factors, upon Metro's credit loss experience, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

     In determining the adequacy of its APCL, Metro segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. The APCL totaled $944,105, or 1.16% of total loans, as of December 31, 1996 versus $752,358, or 1.27% of total loans, a year earlier. In both periods, the APCL was determined to be an adequate allowance against foreseeable future losses. Note 3 to the consolidated financial statements provides a summary of the activity in the APCL for the three years ended December 31, 1996. The increase in net credit losses during 1995 resulted from the charge-off of substandard loans acquired from the Bank of Hayward ("Hayward"). These loans were reflected in the $400,000 APCL acquired from Hayward.

          Investments. An analysis of the investment portfolio as of December 31, 1996 and 1995 is contained in note 2 to the consolidated financial statements. Metro continues to invest in callable government agency debentures. These securities offer above market yields, but do not offer the same investment performance as non-callable bonds. Market prices for callable bonds decrease when interest rates rise; however, they remain relatively unchanged when interest rates fall due to the increased probability of a call option being exercised.

     Deposits/Other Borrowings. Total deposits increased by $9.6 million, or 8.7%, during 1996 as compared to an increase of $34.2 million, or 45.0%, during 1995. As mentioned previously in this discussion, Management made a decision during 1996 to slow Metro's rate of growth in order to concentrate on improving profit margins. This included repositioning Metro's deposit rates in the marketplace so as to limit non-relationship deposit growth.
As a result, Metro experienced a decrease of over $4.3 million in high cost time deposits. These deposits were replaced by core money market and non-interest bearing deposits. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

For the Years Ended December 31,
                                  1996          1995           1994
                            Average Average Average Average Average Average
                            Balance  Rate   Balance   Rate  Balance  Rate
Noninterest-bearing
  demand deposits          $22,607          $16,691         $12,413
Interest-bearing transaction
  deposits (includes money
  market deposit accounts)  70,533  4.11%    55,927  4.46%   24,931  2.77%
Savings deposits             2,363  1.95%     2,430  2.22%    2,359  2.24%
Time deposits, $100,000
  and over                   9,023  5.50%     8,541  5.78%    9,048  3.91%
Other time deposits         10,009  5.40%    13,357  5.50%   16,228  4.12%
  Total interest-bearing    91,928  4.34%    80,255  4.70%   52,566  3.36%
Total deposits            $114,535  3.48%   $96,946  3.89%  $64,979  2.71%



RESULTS OF OPERATIONS

     Net Interest Income/Net Interest Margin. Net interest income increased by $1.5 million, or 30.6%, during 1996 to reach $6.4 million. This compares to net interest income of $4.9 million in 1995 and $3.7 million in 1994. As in prior years, the increase in net interest income during 1996 was due to growth in earning assets as well as improvement in the net interest margin.

     The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities; and the net interest margin for the periods indicated (dollar amounts in thousands):

For the Years Ended December 31,

                                          1996                   1995
                                 Average               Average
                                 Balance Interest Rate Balance Interest Rate
ASSETS
Federal funds sold               $4,465   $ 233   5.22% $7,750  $ 450   5.81%
Interest-bearing deposits
  with banks                        656      41   6.25%    934     61   6.53%
Investment securities            38,736   2,375   6.18% 34,523  1,992   5.83%
Mortgage loans                    1,433     117   8.16%  2,353    180   7.65%
Loans                            70,082   7,619  10.87% 53,346  6,033  11.31%
Total Earning Assets            115,372  10,385   9.02% 98,906  8,716   8.83%
Total Non-earning Assets         11,014                 10,087
Total Assets                   $126,386               $108,993



LIABILITIES & SHAREHOLDERS' EQUITY

Demand deposits                 $22,607                $16,691"



Interest-bearing
  transaction accounts           70,533   2,902   4.11% 55,927   2,492  4.46%
Time deposits,
  $100,000 or more                9,023     496   5.50%  8,541     493  5.77%
Savings and other time           12,372     587   4.74% 15,787     789  5.00%
Total interest-bearing deposits  91,928   3,985   4.33% 80,255   3,774" 4.70%
Other borrowings                    729      33   4.53%  1,163      67  5.76%
Total interest-bearing
  liabilities                    92,657   4,018   4.34% 81,418   3,841  4.72%
Other liabilities                 1,723                  2,094
Shareholders' equity              9,399                  8,790
Total Liabilities
  and Stockholders' Equity      $126,386              $108,993

Net interest income                      $6,367                 $4,875
Net interest margin                               5.52%                 4.95%


For the Year Ended December 31, 1994
                               Average
                               Balance Interest Rate
Assets:
Federal funds sold            $3,443    $135     3.92%
Interest-bearing deposits
  with banks                   1,004      43     4.28%
Investment securities         23,066   1,202     5.36%
Mortgage loans                 6,718     449     6.68%
Loans                         33,285   3,696    11.10%
  Total Earning Assets        67,516   5,525     8.19%
  Total Non-earning Assets     7,451
  Total Assets               $74,967

Liabilities and Shareholders' Equity:
Demand deposits              $12,413
Interest-bearing
  transaction accounts        24,931     691      2.77%
Time deposits, $100,000
  or more                      9,048     354      3.91%
Savings and other time        18,587     722      3.89%
  Total interest-bearing
    deposits                  52,566   1,767      3.36%
Other borrowings                 772      39      5.05%
  Total interest-bearing
    liabilities               53,338   1,806      3.39%
Other liabilities                430
Shareholders' equity           8,786
  Total liabilities and
    Shareholders' equity     $74,967

Net interest income                   $3,719
Net interest margin                               5.52%


     Metro's net interest margin (net interest income divided by average earning assets) increased to 5.52% during 1996. This compared to 4.95% in 1995 and 5.52% in 1994. The improvement in 1996 was due to higher investment yields, increased loans, and lower deposit costs. The decrease in 1995 principally resulted from an increase in the cost of funds as depositors shifted balances away from lower yielding accounts to the MetroFlex account.
     The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to average balances (volume) fluctuations and average rate fluctuations. The variance attributable to both balance and rate fluctuations is allocated to a combined rate/volume variance (dollar amounts in thousands).

                    1996 Compared to 1995          1995 Compared to 1994
                 Increase (decrease) due to       Increase (decrease) due to
                                 Rate/                       Rate/
                     Volume Rate Volume Total    Volume Rate Volume Total
Interest Income:
 Federal funds sold ($191) ($46)  $20   ($217)    $169  $65   $81    $315
 Interest-bearing
  deposits with banks (18)   (3)    1     (20)      (3)  23    (2)     18
 Investment securities246   121    16     383      614  108    68     790
 Mortgage loans held
  for sale            (70)   12    (5)    (63)    (292)  65   (42)   (269)
 Loans              1,893  (235)  (72)  1,586    2,227   70    40   2,337
Total Interest
 Income             1,860  (151)  (40)  1,669    2,715  331   145   3,191

Interest Expense:
 Interest-bearing
  transaction
   accounts           651  (196)  (45)    410      859  421   521   1,801
Time deposits,
  $100,000 or more     28   (23)   (2)      3      (20) 168     9     139
Savings and other
  time               (171)  (41)   10    (202)    (109) 206   (30)     67
Other borrowings      (25)  (14)    5     (34)      20    5     3      28
Total Interest
 Expense              483  (274)  (32)    177      750  800   485   2,035
Net Interest Income$1,377  $123   ($8) $1,492   $1,965($469)($340) $1,156




     Provision for Possible Credit Losses. MCBF provided $220,000 to the APCL during 1996 as compared to $100,000 in 1995 and 1994, respectively. The increased provision during 1996 was primarily due to growth in the loan portfolio. The corresponding net credit losses for the same three year period were $28,253 in 1996, $253,410 in 1995 and $94,842 in 1994. Net
credit losses in 1995 resulted from the write-off of substandard loans acquired from the Bank of Hayward. These losses were reflected in the APCL originally acquired from the Bank of Hayward.

     Noninterest Income. The following table summarizes noninterest income for the years 1996, 1995 and 1994 and expresses these amounts as a percentage average assets (dollar amounts in thousands).
Years Ended December 31,
Components of Noninterest Income             1996      1995      1994
Gain on sale of mortgage loans               $351      $465    $1,176
Gain on sale of mortgage servicing                              1,253
Gain on sale of SBA loans                      47        66
Service charge on deposit accounts            390       252       165
Loan servicing fees                            21                 404
Recovery of litigation expenses             1,825       452
Other income                                  135       109        72
    Total                                 $ 2,769   $ 1,344   $ 3,070

As a Percentage of Average Assets
Gain on sale of mortgage loans               0.28%     0.43%     1.57%
Gain on sale of mortgage servicing                               1.67%
Gain on sale of SBA loans                    0.04%     0.06%
Service charge on deposit accounts           0.31%     0.23%     0.22%
Loan servicing fees                          0.02%               0.54%
Recovery of litigation expenses              1.44%     0.41%
Other income                                 0.11%     0.10%     0.10%
    Total                                    2.19%     1.23%     4.10%



     During the first quarter of 1996, MCBF recovered approximately $1.8 million in litigation expenses in conjunction with the complete settlement and release of its outstanding litigation. MCBF reached a settlement with its insurance carriers during 1995 and received a recovery of prior litigation expenses in the amount of $452,000. Gains from the sale of mortgage loans continued to decrease in 1996 due to changes within the industry (see discussion of Mortgage Banking). All of the Metro's mortgage servicing portfolio was sold near the end of 1994 resulting in a gain of $1.3 million. No additional mortgage servicing income will be recognized in future periods. Metro will continue to recognize income from servicing SBA loans.

     Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the years 1996, 1995 and 1994 (dollar amounts in thousands).
Years Ended December 31,
Components of Noninterest Expenses           1996      1995      1994
Salaries and employee benefits            $ 3,120   $ 3,010   $ 3,107
Occupancy expense                             724       723       546
Furniture and equipment expense               388       343       288
Professional services                         202       463       530
Supplies                                      236       247       310
Promotional                                   233       277       240
Data processing                               276       230       158
Regulatory assessments                         46       131       176
Provision for legal settlement                        2,800
Other expense                                 340       328       482
    Total                                 $ 5,565   $ 8,552   $ 5,837
Average full-time equivalent staff             50        49        52

As a Percentage of Average Assets
Salaries and employee benefits               2.47%     2.76%     4.15%
Occupancy expense                            0.57%     0.66%     0.73%
Furniture and equipment expense              0.31%     0.31%     0.38%
Professional services                        0.16%     0.42%     0.71%
Supplies                                     0.19%     0.23%     0.41%
Promotional                                  0.18%     0.25%     0.32%
Data processing                              0.22%     0.21%     0.21%
Regulatory assessments                       0.04%     0.12%     0.24%
Provision for litigation settlement                    2.57%
Other expense                                0.27%     0.30%     0.64%
    Total                                    4.40%     7.85%     7.79%



     The increase in noninterest expense during 1995 was attributable to the creation of a $2.8 million litigation settlement reserve during the second quarter. The reserve was established after a Marin County Jury awarded, in favor of a Southern California bank, a judgment of $795,000 against Metro and its Chief Executive Officer. The reserve included estimates for the award of attorney's fees against the Metro. This litigation was completely settled during the first quarter of 1996 and resulted in a recovery of approximately $1.8 million from the reserve.

     Income Taxes. MCBF's effective tax rate was 41.2% in 1996 as compared to a tax benefit of 38.4% in 1995. The effective tax rate in 1994 was 38.3%. The increase in recent years is due to a reduction in the amount municipal bond income earned by Metro. Note 5 to the consolidated financial statements provides a reconciliation of the statutory tax rates to the effective tax rate for each period.

     Liquidity and Asset/Liability Management. Liquidity is Metro's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and increases in other borrowings. Metro holds overnight federal funds as a cushion for temporary liquidity needs. During 1996, federal funds sold averaged $4.5 million, or 3.5% of total assets.
In addition to its federal funds, Metro maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

     As of December 31, 1996, Metro had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $43.4 million, or 33.0% of total assets. This represented the total amount of liquid assets available for sale and/or available to secure Metro's lines of credit (excluding mortgage loans held for sale and other assets).

     Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. As of December 31, 1996, the loan-to-deposit ratio was 68.1% as compared to 53.8% a year earlier.

     Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. As of December 31, 1996, this ratio was 5.1% as compared 20.0% a year earlier.
     As of December 31, 1996, the MCBF had no material commitments that were expected to adversely impact liquidity.

     Capital Resources. The principal source of capital for MCBF is and will continue to be the retention of operating profits. Approximately
$1.1 million in common stock issued for the 1994 acquisition of Bank of Hayward. Total shareholders' equity was $10.2 million as of December 31, 1996 as compared to $8.3 million a year earlier.

     Regulatory authorities have established minimum capital adequacy guidelines requiring that qualifying capital be 8% of risk-based assets, of which at least 4% must be tier 1 capital (primarily Shareholders' equity). As of December 31, 1996, MCBF's qualifying capital was 11.7%, of which the tier 1 capital ratio was 10.7%. In addition, MCBF, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (tier 1 capital divided by total assets) of 4%. As of December 31, 1996, MCBF's leverage ratio was 7.6%.

Market Price of MCB Financial Corporation. MCBF is aware of two securities dealers, A.G. Edwards in San Rafael, California and Black & Co. in Portland, Oregon, which make a market in its common stock. There were approximately 469 shareholders as of December 31, 1996. The following high and low bid prices reflect actual transactions which may not include retail markups, markdowns, or commissions. Prices are adjusted to reflect stock dividends.

                        1994                1995              1996
                     High      Low       High     Low       High    Low
First quarter       $12.38    $11.67     $9.17    $8.33    $8.46    $7.15
Second quarter       12.38     11.67      8.57     8.57     8.46     7.62
Third quarter        12.38     10.48      8.57     8.57     8.58     8.10
Fourth quarter       11.79      8.33      8.57     7.14    11.44     8.10



INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of MCB Financial Corporation:

We have audited the accompanying consolidated balance sheets of MCB Financial Corporation and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MCB Financial Corporation and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
    Deloitte & Touche LLP

San Francisco, California
January 31, 1997




MCB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                1996             1995
ASSETS
Cash and due from banks                     $9,609,584        $7,706,117
Federal funds sold                             770,000         4,860,000
  Total cash and cash equivalents           10,379,584        12,566,117
Interest-bearing deposits with banks           384,000         1,269,000
Investment securities (market value of
  $34,873,402 and $39,332,581) (Note 2)     35,079,138        39,232,892
Mortgage loans sold spending settlement        647,600         3,515,620
Loans held for investment (net of
  allowance for possible credit losses of
  $944,105 in 1996 and $752,358 in 1995)
  (Notes 3 and 6)                            80,121,693       58,612,151
Premises and equipment - Net (Note 4)         2,278,163        2,550,871
Accrued interest receivable                   1,003,016          983,158
Deferred income taxes                           621,191        1,483,758
Other assets                                    989,921        2,102,508
TOTAL ASSETS                               $131,504,306     $122,316,075

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                     $26,265,743      $21,758,760
    Interest-bearing:
      Transaction accounts                   73,532,399       64,160,115
      Time certificates, $100,000 and over    9,483,134        9,106,755
      Savings and other time deposits        10,577,186       15,237,740
      Total interest-bearing deposits        93,592,719       88,504,610
            Total deposits                  119,858,462      110,263,370
  Other borrowings                              446,776          213,378
  Accrued interest payable and other
  liabilities (Note 8)                        1,013,939        3,568,592
            Total liabilities               121,319,177      114,045,340


COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:  authorized 20,000,000 shares;
    none issued or outstanding
Common stock, no par value:  authorized 20,000,000 shares;
issued 955,399 shares in 1996 and 909,904 shares in 1995,
outstanding 942,842 shares in 1996 and 898,324 shares in 1995
                                               9,398,574       8,908,876
Unrealized (loss) gain on investment
  securities available for sale - net            (45,378)          9,691
Retained earnings (accumulated deficit)           831,933       (647,832)
  Total shareholders' equity                   10,185,129      8,270,735
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $131,504,306   $122,316,075

See notes to consolidated financial statements.

MCB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996        1995         1994

INTEREST INCOME:
Loans, including fees                     $7,735,541 $6,213,674   $4,144,927
Federal funds sold                           233,079    449,803      135,103
Investment securities                      2,416,079  2,052,777    1,245,429
  Total interest income                   10,384,699  8,716,254    5,525,459  "

INTEREST EXPENSE:
Interest-bearing transaction,
  savings and other  time deposits         3,488,495  3,281,317    1,412,774  "
Time certificates, $100,000 and over         496,368    493,276      354,055  "
Other interest                                33,227     66,831       39,115
  Total interest expense                   4,018,090  3,841,425    1,805,944  "

NET INTEREST INCOME                        6,366,609  4,874,829    3,719,515  "

PROVISION FOR POSSIBLE CREDIT
  LOSSES (Note 3)                            220,000    100,000      100,000

NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE CREDIT LOSSES                   6,146,609  4,774,829    3,619,515  "

OTHER INCOME:
Gain on sale of loans                        397,695    531,281    1,176,284
Gain on sale of mortgage servicing                                 1,252,901
Service fees on deposit accounts             389,829    251,637      164,706  "
Loan servicing fees                           21,600                 404,003
Loss on sale of investment securities (net)              (1,483)
Recovery of litigation expenses (Note 8)   1,824,689    451,640
Other                                        134,941    110,830       72,053
  Total other income                       2,768,754  1,343,905    3,069,947  "

OTHER EXPENSES:
Salaries and employee benefits             3,120,007  3,009,856    3,106,726  "
Occupancy expense                            724,166    723,449      546,331
Furniture and equipment expense              387,927    342,500      288,043
Professional services                        201,535    462,799      530,350
Supplies                                     236,352    247,177      309,638  "
Promotional expenses                         233,490    276,714      240,174
Data processing fees                         275,944    229,560      158,422
Regulatory assessments                        45,660    130,803      176,435
Provision for legal settlement (Note 8)               2,800,000
Other                                        340,276    329,316      480,787
  Total other expenses                     5,565,357  8,552,174    5,836,906  "
INCOME (LOSS) BEFORE INCOME TAXES          3,350,006 (2,433,440)     852,556
INCOME TAX PROVISION (BENEFIT) (Note 5)    1,378,913   (935,213)     326,243
NET INCOME (LOSS)                         $1,971,093$(1,498,227)    $526,313
NET INCOME (LOSS) PER COMMON SHARE:
  Primary and fully diluted                   $ 2.08     $(1.58)      $ 0.57

See notes to consolidated financial statements.



MCB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          Unrealized
                                        Gain (Loss) on
                                           Investment    Retained
                                           Securities    Earnings
                            Common Stock    Available   (Accumulated
                           Shares  Amount  For Sale - Net  Deficit) Total
BALANCE, DECEMBER
  31, 1993               804,194 $7,761,352              $314,855 $8,076,207
Unrealized gain (loss)
  on investment securities
  available for sale at
  January 1, 1994 - net (Note 2)              $20,484                 20,484
Net income                                                 526,313   526,313
Bank of Hayward
  acquisition             91,489   1,110,694                        1,110,694
Issuance of shares under
  stock option plan       14,221     141,800                          141,800
Tax benefit from exercise
  of certain stock options                                   9,227      9,227
Change in unrealized
  loss - net                                 (687,344)               (687,344)
BALANCE, DECEMBER
  31, 1994               909,904   9,013,846 (666,860)      850,395 9,197,381
Purchases of common
  stock                  (11,580)   (104,970)                        (104,970)
Change in unrealized
  loss - net                                   676,551                676,551
Net loss                                                 (1,498,227)(1,498,227)
BALANCE, DECEMBER
  31, 1995               898,324   8,908,876     9,691     (647,832)8,270,735
Change in unrealized
  gain - net                                   (55,069)               (55,069)
Net income                                                1,971,093 1,971,093 "
Dividends on common stock (5%)
     Cash payment                               (1,630)                (1,630)
     Stock issued         44,518     489,698               (489,698)
BALANCE, DECEMBER
  31, 1996               942,842  $9,398,574  ($45,378)   $831,933 $10,185,129

See notes to consolidated financial statements.



MCB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        1996            1995           1994

OPERATING ACTIVITIES:
Net income (loss)                    $1,971,093     $(1,498,227)     $526,313
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Originations of loans for sale      (29,865,000)    (44,124,000) (143,120,000)
Settlement of mortgage loans sold    32,733,020      45,676,280   156,010,778
Provision for possible credit losses    220,000         100,000       100,000
Depreciation and amortization           498,398         302,243       553,555
Loss on sale of other real estate owned                   9,972
Provision for legal settlement                        2,800,000
Loss on sale of investment securities (net)               1,483
Recovery of litigation expenses      (1,800,000)
Change in deferred income taxes         901,698        (816,006)      114,243
(Increase) in accrued
  interest receivable                   (19,858)       (325,812)     (283,709)
Decrease (increase) in other assets   2,333,576        (915,400)     (209,648)
(Decrease) increase in accrued
  interest payable and other
  liabilities                        (1,971,566)        107,106       100,624

Net cash provided by operating
  activities                          5,001,361       1,317,639    13,792,156

INVESTING ACTIVITIES:
Purchases of investment securities
  available for sale                 (1,000,481)       (933,469)  (16,913,978)
Purchases of investment securities
  held to maturity                  (19,238,750)    (29,299,365)     (100,775)
Proceeds from maturities of
  investment securities
  held to maturity                   11,000,000      12,100,000     1,347,980
Proceeds from maturities of
  investment securities
  available for sale                 13,171,684       1,585,967     3,500,000
Proceeds from sales of
  investment securities
  available for sale                                  3,798,082
Purchase of Bank of Hayward,
  net of cash acquired                                              7,580,808
Decrease (increase) in interest
  -bearing deposits with banks          885,000        (683,000)      678,000
Proceeds from sale of other
  real estate owned                                      286,090      332,676
Net (increase) in loans held for
  investment                        (21,729,542)     (12,090,481) (13,791,479)
Purchases of premises and equipment    (102,665)        (385,393)  (1,170,932)

Net cash used by
  investing activities              (17,014,754)     (25,621,569) (18,537,700)

FINANCING ACTIVITIES:
Net increase (decrease)
  in noninterest-bearing
  demand deposits                     4,506,983        5,939,587   (1,430,693)
Net increase in interest-bearing
  transaction, savings and
  other time deposits                 5,088,109       28,280,513    5,092,641
Net increase (decrease) in other
  borrowings                            233,398       (4,307,979)   3,758,023
Cash dividends paid                      (1,630)
Proceeds from the exercise of
  stock options                                                       141,800
Purchases of common stock                               (104,970)

Net cash provided by financing
  activities                          9,826,860       29,807,151   7,561,771

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS               (2,186,533)       5,503,221   2,816,227

CASH AND CASH EQUIVALENTS:
  Beginning of year                   12,566,117       7,062,896   4,246,669

  End of year                        $10,379,584     $12,566,117  $7,062,896

CASH PAID DURING THE YEAR FOR:
  Interest on deposits
    and other borrowings              $4,134,011      $3,703,312  $1,716,776
  Income taxes                          $250,441          $1,000    $155,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other
  real estate owned                                                  $628,730
Issuance of common stock for Bank of Hayward acquisition           $1,110,694
Stock Dividends paid on common stock    $489,698


See notes to consolidated financial statements.




MCB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of MCB Financial Corporation (the "Company") and its wholly owned subsidiary, Metro Commerce Bank, N.A. (the "Bank"), conform to generally accepted accounting principles and general practice in the banking industry. The Company was incorporated in California January 20, 1993 for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956.

   The following is a summary of the significant accounting policies and reporting methods used by the Company:

   Nature of Operations - The Bank operates three branches in the San Francisco Bay Area and one branch in Upland, California. The Bank's primary source of revenue is providing loans to small and middle-market businesses.

   Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Basis of Consolidation - The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, the Bank. All intercompany amounts are eliminated in consolidation.

   Cash and due from banks include balances with the Federal Reserve Bank. The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's average daily deposit balances. At December 31, 1996, the Bank had required balances and compensating balances with the Federal Reserve of $532,511 (1995 - $601,283).

   Cash and cash equivalents include cash on hand, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

   Investment Securities - The Company classifies its qualifying investments as trading, available for sale or held to maturity. Management has reviewed the securities portfolio and classified securities as either held to maturity or available for sale. The Company's policy of classifying investments as held to maturity is based upon its ability and management's intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains and losses on securities available for sale are included in shareholders' equity on an after-tax basis.

   Gains and losses on dispositions of investment securities are included in noninterest income and are determined using the specific identification method.

   Loans which are held for investment are stated at the principal amount outstanding, net of deferred loan origination fees and costs and the allowance for possible credit losses. Interest income is recognized using methods which approximate a level yield on principal amounts outstanding. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection. Loan origination fees, net of certain related direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the underlying loans.

    In June of 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued.
   This statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. In December 1996, the Financial Accounting Standards Board issued SFAS No. 127. SFAS 127 reconsiders certain provisions of SFAS 125 and defers for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending, and similar transactions. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of this statement is not permitted.  SFAS No.
   125 is not expected to have a material effect on the Company's financial statements.

   Mortgage Banking Activities - The Bank originates mortgage loans for investment and sale in the secondary market. During the period of origination, mortgage loans are designated as held either for sale or investment purposes. The Bank sells loans under purchase and sales commitments, and on both a servicing retained and a servicing released basis. The Bank recognizes servicing income as earned over the term of the loans being serviced. Loan origination fees, net of certain related direct loan origination costs, are deferred until the loans are sold and are included as part of the gain or loss on sale. Gain or loss on the sale of mortgage loans is recognized at the time loans are transferred to the investor and in an amount equal to the difference between the cash sales prices and the carrying value of the loans sold. Mortgage loans held for sale are valued at the lower of cost or market value applied on an aggregate basis. Transfers of loans held for sale to the loan portfolio are recorded at the lower of cost or market on the transfer date. Sales of mortgage loans are subject to certain recourse provisions. However, management estimates that any losses therefrom will be minimal.

   Allowance for possible credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio and commitments to extend credit. The allowance is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit, including current and projected economic conditions, past credit experience, the value of the underlying collateral, and such other factors as in management's judgment deserve current recognition in estimating potential credit losses. Loans deemed uncollectible are charged-off and deducted from the allowance, while subsequent recoveries are credited to the allowance.
A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are carried at the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent, if less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount). An impairment is recognized by adjusting an allocation of the existing allowance for credit losses.

 Premises and equipment consist of leasehold improvements, furniture and equipment, and automobiles which are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, primarily from three to thirty years. Leasehold improvements are amortized over the terms of the lease or their estimated useful lives, whichever is shorter.
On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows expected from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset. The Statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. The Company has implemented SFAS No. 121 and has determined that the measurement of impairment loss is not material.


   Organization costs of the Company are included in other assets and amortized over a 60 month period on a straight-line basis. At December 31, 1996, unamortized organization costs were $24,520 (1995 - $38,531).

   Stock-based compensation - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans.
   As allowed under the provisions of SFAS No. 123, the Company has chosen to continue using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

   Income Taxes -The Company and its subsidiary file consolidated income tax returns.
   The Company provides a deferred tax expense or benefit equal to the net change in deferred tax assets and liabilities during the year.
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Dividends - In December 1996, outstanding shares of common stock were increased due to the payment of a 5% stock dividend. All per share amounts have been restated to reflect the issuance of such shares.

   Net Income Per Common Share - Primary and fully diluted income per common share are computed by dividing net income by the weighted average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average and ending market prices, respectively, of the common stock using the treasury stock method.

   The weighted average number of shares used for computing primary and fully diluted income per common share was as follows:

                                    1996         1995       1994
   Primary                       947,320        945,678     923,132


2. INVESTMENT SECURITIES

    The amortized cost and approximate market value of investment securities at December 31 were as follows:

              Gross     Gross     Estimated
         Amortized Unrealized     Unrealized     Fair Carrying
         Cost Gains     Losses    Value     Value
    1996:
      Held to maturity securities:
        U.S. Government agencies  "  $    25,739,588  "    "  $
    9,178  "  "  $    (214,916) " "  $    25,533,850  "    "  $
    25,739,588  "

               Total held to maturity  "        25,739,588  "   "
    9,178  "  "        (214,916) "     "        25,533,850  "   "
    25,739,588  "

      Available for sale securities:
        U.S. Treasury   "          4,976,871  "  "          21,550  "
    (621)     "          4,997,800  "  "          4,997,800  "
        Mortgage-backed securities     "          4,275,304  "       "
    (99,054) "     "          4,176,250  "  "          4,176,250  "
        Municipal bonds "             165,000  "                500
    "             165,500  " "             165,500  "

               Total available for sale     "          9,417,175  "  "
    22,050  " "          (99,675) "    "          9,339,550  "  "
    9,339,550  "

    Total investment securities   "  $    35,156,763  "    "  $      31,228
    "    "  $    (314,591) " "  $    34,873,400  "    "  $    35,079,138  "

             Gross     Gross     Estimated

        Amortized Unrealized     Unrealized     Fair Carrying

        Cost Gains     Losses    Value     Value

   1995:

     Held to maturity securities:

       U.S. Treasury   "  $      1,997,050  "          $       (570)     "
   $      1,996,480  " "  $      1,997,050  "

       U.S. Government agencies  "        14,498,140  "   "  $    101,161
   "    "        (1,140) "  "        14,598,161  "   "        14,498,140
   "

       Corporate securities "          1,000,002  "                 238
   "          1,000,240  "  "          1,000,002  "



              Total held to maturity  "        17,495,192  "   "
   101,399  "     "        (1,710) "  "        17,594,881  "   "
   17,495,192  "



     Available for sale securities:

       U.S. Treasury   "        11,331,030  "   "          56,848  "     "
   (12,290) "     "        11,375,588  "   "        11,375,588  "

       U.S. Government agencies  "          5,079,663  "  "
   2,216  "  "        (5,639) "  "          5,076,240  "  "
   5,076,240  "

       Mortgage-backed securities     "          5,145,430  "       "
   (24,564) "     "          5,120,866  "  "          5,120,866  "

       Municipal bonds "             165,000  "                364
   (358)     "             165,006  " "             165,006  "



              Total available for sale     "        21,721,123  "   "
   59,428  " "      (42,851) "   "        21,737,700  "   "
   21,737,700  "



   Total investment securities   "  $    39,216,315  "    "  $    160,827
   "    "  $  (44,561) "    "  $    39,332,581  "    "  $    39,232,892  "









   The following table shows the amortized cost and approximate fair value of investment securities by contractual maturity at December 31, 1996:

        Held to Maturity              Available for Sale

        Amortized Fair      Amortized Fair

        Cost Value          Cost Value



   Within one year                    "  $     5,738,728  "    "  $
   5,683,555  "

   After one but within five years    "       18,242,904  "    "
   18,144,190  "       "         3,678,447  "   "         3,655,995  "

   Over five years     "         7,496,684  "   "         7,389,660  "



   Total     "  $   25,739,588  "     "  $   25,533,850  "          "  $
   9,417,175  "   "  $     9,339,550  "






   The Bank carries its Federal Reserve Bank stock and Federal Home Loan Bank stock as other assets. These securities are not covered by the provisions of SFAS No. 115 and are recorded at historical cost. The total carrying value at December 31, 1996 and 1995 was $652,850 and $517,450, respectively.

   Mortgage-backed securities are classified, in the table above, based on final maturity dates. These securities are issued by the Federal National Mortgage Association, $1,525,518, ($1,671,703 in 1995), and the Federal Home Loan Mortgage Corporation, $2,650,732 ($3,449,163 in
   1995), and may be prepaid at the option of the issuer.

   The Bank has purchased U.S. government agency securities totaling $25,740,000 that contain certain issuer call option features. These securities have a weighted average yield of 6.54% and may be called if interest rates fall below certain levels. If these securities are called the Bank may not be able to reinvest the proceeds to obtain the same weighted average yield.

   Securities with an amortized cost of approximately $2,455,284 as of December 31, 1996, and $6,889,756 as of December 31, 1995, were pledged to secure other borrowings.

3. LOANS AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

   Loans at December 31, consisted of the following:



        1996 1995



   Commercial     "  $  16,851,393  " "  $  16,145,047  "

   Real estate:

     Commercial   "      49,855,398  "     "      32,161,287  "

     Construction "        7,347,878  "    "        4,388,034  "

     Land    "        1,807,036  "    "        1,881,853  "

   Home equity    "        2,809,135  "    "        2,902,903  "

   Loans to consumers and individuals "        2,457,658  "    "
   1,959,911  "



              Total    "      81,128,498  "     "      59,439,035  "



   Deferred loan fees  "          (62,700) "    "          (74,526) "

   Allowance for possible credit losses    "         (944,105) "    "
   (752,358) "



   Total     "  $  80,121,693  " "  $  58,612,151  "






   The Bank is principally engaged in commercial banking in the San Francisco Bay Area of California and Upland, California. The Bank primarily grants commercial loans, the majority of which are secured by commercial properties. Although the Bank has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector of Northern California, including the real estate markets of the San Francisco Bay Area. Approximately 45% of the Bank's loans have interest rates that are variable and tied to the prime rate, whereas the remaining are fixed rate loans.

   The Bank sells the majority of originated residential mortgage loans with servicing released. A substantial portion of these loans are sold to the Federal Home Loan Mortgage Association. In late 1996, the Bank decided to wind down its wholesale mortgage banking operations. The Bank will continue to offer limited retail mortgage lending through its commercial bank operations. During 1994 the Bank sold all mortgage servicing rights at a gain of $1,252,901.

   Following is a schedule of the activity in the allowance for possible credit losses on loans for the years ended December 31:



        1996 1995 1994



   "Balances, January 1"    "  $  752,358  "    "  $  905,768  "    "  $
   500,610  "

   Provision for possible credit losses    "      220,000  "   "
   100,000  "     "      100,000  "

   Acquisition of Hayward allowance             "      400,000  "

   Loans charged-off   "      (47,418) "   "    (262,542) "    "
   (101,508) "

   Recoveries     "        19,165  "  "         9,132  "  "         6,666
   "



   Total     "  $  944,105  "    "  $  752,358  "    "  $  905,768  "






   At December 31, 1996, the Company had one nonperforming loan in the amount $78,731. Had this loan performed under its contractual terms $9,692 in additional interest income would have been recognized during the year.

        At December 31, 1996, the Company had one loan identified as impaired in the amount of $78,731.
   The Company provided no allowance for possible credit losses at December 31, 1996 for this impaired loan.
   At December 31, 1995, the Company had no loans outstanding for which the accrual of interest had been discontinued and had no loans deemed to be impaired.



4. PREMISES AND EQUIPMENT

   The components of premises and equipment at December 31, are as follows:

        1996 1995



   Leasehold improvements   "  $  1,994,718  "  "  $  1,990,731  "

   Furniture and equipment  "      1,508,575  " "      1,451,937  "

   Automobiles    "        200,818  " "        143,422  "

   Construction in progress                          "          24,775  "

              Total    "      3,704,111  " "      3,610,865  "

   Less accumulated depreciation and amortization    "    (1,425,948) "  "
   (1,059,994) "



   "Premises and equipment, net" "  $  2,278,163  "  "  $  2,550,871  "






   The amount of depreciation and amortization was $375,373 in 1996, $345,584 in 1995 and $255,158 in 1994.

5. INCOME TAXES

   The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

        1996 1995 1994



   Current payable (benefit):

     Federal "  $     362,338  " "  $     (98,235) " "  $  172,744  "

     State   "         114,835  "     "         (21,040) "     "
   39,256  "



              Total current payable (benefit)   "         477,173  "     "
   (119,275) "    "      212,000  "



   Deferred:

     Federal "         633,662  "     "       (579,630) " "        66,019
   "

     State   "         268,078  "     "       (236,308) " "        48,224
   "



              Total deferred     "         901,740  "     "
   (815,938) "    "      114,243  "



   Total     "  $  1,378,913  "  "  $   (935,213) "  "  $  326,243  "






   A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates is as follows:



        1996 1995 1994



   Statutory federal tax rate     34.0 %    34.0 %    34.0 %

   "State income taxes, net of federal income"

     tax benefit           7.5            7.6            7.5

   Municipal interest         (0.1)          (0.5)          (3.2)

   Other            (0.2)          (2.7)



   Effective tax rate       41.2 %         38.4 %         38.3 %






   Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

        December 31

        1996 1995

   Deferred tax assets:

     Net operating loss carryforwards "  $     366,198  " "  $     402,681
   "

     Reserves not currently deductible     "        416,812  " "
   1,422,335  "

     Unrealized loss on securities available for sale     "
   32,247  "

     State income taxes     "            5,416  "    "            1,007  "

     Other   "            7,446  "    "          16,590  "



              Total    "        828,119  " "      1,842,613  "



   Deferred tax liabilities:

     Accrual to cash   "          44,710  "     "        122,760  "

     Tax over book depreciation  "        120,272  " "          84,883  "

     Unrealized gain on investment securities available for sale
   "            6,886  "

     State taxes                           "        124,774  "

     Other   "          41,946  "     "          19,552  "



              Total    "        206,928  " "        358,855  "



   Net deferred tax asset   "  $     621,191  " "  $  1,483,758  "






   The Company has acquired net operating loss carryforwards ("NOL") in connection with the acquisition of the Bank of Hayward. The utilization of NOLs acquired through acquisition is limited by certain state and federal tax laws. The Company has determined that the annual limitation on its ability to utilize NOLs is $78,130 for the fifteen-year period. The following table presents the remaining NOLs (after limitation) at December 31, 1996, by expiration date:

                 Expiration Date      Federal Amount      State Amount



        "  December 31, 2004  "       "  $  541,989  "

        "  December 31, 2005  "       "      125,666  "

        "  December 31, 2006  "       "        11,342  "       "  $
   120,841  "

        "  December 31, 2007  "       "      180,433  "        "
   62,533  "

        "  December 31, 2008  "       "        78,130  "       "
   5,271  "

        "  December 31, 2009  "                 "      329,021  "



   The Company reduced its 1996 federal and state current tax liability by approximately $64,000 and $9,000 by utilizing $188,814 and $78,130 in net operating loss carryforwards, respectively.

6. RELATED PARTY TRANSACTIONS

   In the ordinary course of business, the Bank has made loans and advances under lines of credit to directors and their related interests. All such loans and advances were made under terms that are consistent with the Bank's normal lending policies.

   At December 31, 1996, loans outstanding to related parties were $2,607,234 and loan commitments to related parties amounted to $3,594,907.

7. STOCK OPTION PLAN

   The Company has a Stock Option Plan (the "Plan") for certain of its directors, organizers and key employees under which up to 226,432 shares of common stock have been authorized to be granted. Up to 10% of the number of outstanding shares of the Company's common stock is available for granting solely to the directors and organizers of the Company, provided, however, that the sum of all shares granted to directors, organizers and key employees of the Company does not exceed the maximum number of options that may be granted by the Plan.

   Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options for key employees are exercisable as determined at the sole discretion of the Stock Option Plan Committee (the "Committee"), but not exceeding 10 years from the date of grant. All options granted to nonemployee directors of the Bank are nonstatutory options that have a term of 10 years. Furthermore, 20% of the nonstatutory options granted to a director are immediately vested and exercisable, and the remainder of the options vest at 20% annually for each of the four years from the date of grant. Each option granted to an organizer is exercisable as determined at the sole discretion of the Committee, but not exceeding five years from the date of grant.

   The following is a summary of change's in options outstanding:



             Weighted

        Number    Average

        of   Exercise

        Shares    Price



   "Outstanding, January 1, 1994"     "162,087 "     $9.10

   Granted   "7,350 "  10.21

   Exercised "(14,932)"     9.49

   Expired   "(6,930)" 9.52

   "Outstanding at December 31, 1994"

   "   (101,683 exercisable at a weighted average price of $9.10)"
   "147,575 "     9.09

   Granted (weighted average fair value of $3.78)    "19,950 " 8.57

   Canceled  "(6,825)" 8.57

   "Outstanding at December 31, 1995"

   "   (121,728 exercisable at a weighted average price of $9.07)"
   "160,700 "     9.05

   Granted (weighted average fair value of $3.45)    "11,025 " 7.82

   Canceled  "(14,700)"     8.57

   "Outstanding at December 31, 1996" "157,025 "     $9.01






   Additional information regarding options outstanding as of December 31, 1996 is as follows:


Options                                       Options
Outstandin                                    Exercisa
g                                             ble
                     Weighted
                      Average
                     Remaining  Weighted              Weighted
 Range of   Number  Contractua   Average       Number  Average
                         l
 Exercise  Outstand    Life     Exercise      ExercisaExercise
  Prices     ing      (Yrs.)      Price         ble     Price
 $7.14 -     93,958     5.6         $8.53      75,270     $8.63
  $8.78
    9.05 -   53,092     3.8          9.40      50,449      9.42
9.52
 10.48 -      9,975     7.4         11.38       6,825     11.50
  12.38
  $7.14 -   157,025     5.1         $9.01     132,544     $9.08
$12.38

   At December 31, 1996, 54,475 shares were available for future grants under the Plan.

   Additional Stock Option Plan Information

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

   Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following full vesting; stock volatility, 26% in 1996 and 26% in 1995; risk free interest rates, 6.5% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

   If the computed fair values
   of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been ($1,507,507) ($1.59 per share) in 1995 and $1,957,752 ($2.07 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.



8. COMMITMENTS AND CONTINGENCIES

   The Bank leases its premises under noncancelable operating leases expiring through January 31, 1999 with options to extend the leases for four additional five-year terms. Future minimum lease commitments are $500,571 in 1997, $516,151 in 1998, $532,226 in 1999, $548,811 in 2000,
   $372,162 in 2001 and $3,407,009, thereafter.

   Rental expense for premises under operating leases included in occupancy expense was $463,779, $447,451 and $349,575 in 1996, 1995 and
   1994, respectively.

   There are various legal actions pending against the Company arising from the normal course of business. The Company is also named as defendant in various lawsuits in which damages are sought. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position of the Company.

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

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

   The Bank is a party to various financial instruments with on-balance sheet and off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include commitments to extend credit, standby letters-of-credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

   The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters-of-credit and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, credit limits and monitoring procedures.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventory, property, plant and equipment.

   Standby letters-of-credit and financial guarantees are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for less than five years and expire in decreasing amounts. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.

   The following table summarizes these financial instruments and other commitments and contingent liabilities at December 31:



        1996 1995

   Financial instruments whose credit risk is represented

     by contract amounts:

     Commitments to extend credit - loans  "  $  16,950,350  " "  $
   15,686,541  "

     Standby letters-of-credit and financial guarantees   "
   1,142,566  "   "          926,633  "



   Total     "  $  18,092,916  " "  $  16,613,174  "






10.FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value
   amounts have been determined using the available market information and appropriate valuation methodologies consistent with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".
  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



        "December 31, 1996"

        Carrying  Estimated

        Amount    Fair Value

   Financial assets:

     Cash and due from banks     "  $    9,609,584  "     "  $
   9,609,584  "

     Federal funds sold     "          770,000  "    "          770,000  "

     Interest-bearing deposits with banks  "          384,000  "    "
   384,000  "

     Available for sale securities    "        9,339,550  "    "
   9,339,550  "

     Held to maturity securities "      25,739,588  "     "
   25,533,850  "

   "  Loans, net" "      80,769,293  "     "      80,258,000  "

   Financial liabilities:

     Noninterest-bearing deposits     "      26,265,743  "     "
   26,265,743  "

     Interest-bearing deposits   "      93,592,719  "     "
   93,618,914  "

     Other borrowings  "          446,776  "    "          446,776  "

                                        December 31, 1995

        Carrying  Estimated

        Amount    Fair Value

   Financial assets:

     Cash and due from banks     "  $    7,706,117  "     "  $
   7,706,117  "

     Federal funds sold     "         4,860,000  "    "          4,860,000  "

     Interest-bearing deposits with banks  "          1,269,000  "    "
   1,269,000  "

     Available for sale securities    "        21,737,700  "    "
   21,737,700  "

     Held to maturity securities "      17,495,192  "     "
   17,594,881  "

   "  Loans, net" "      62,127,771  "     "      61,431,000  "

   Financial liabilities:

     Noninterest-bearing deposits     "      21,758,760  "     "
   21,758,760  "

     Interest-bearing deposits   "      88,504,611  "     "
   88,546,342  "

     Other borrowings  "          213,378  "    "          213,378  "






   The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

   Short-Term Financial Assets - This category includes cash and due from banks, federal funds sold and interest-bearing deposits with banks. Because of their relatively short maturities, the fair value of these financial instruments is considered to be equal to book value.

   Available-For-Sale and Held-To-Maturity Securities - For these securities, fair value is quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

   Loans - The fair value of floating rate loans is deemed to approximate book value. The fair value of all other performing loans is determined by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   In addition to the above, the allowance for credit losses is considered a reasonable adjustment for credit risk relating to the entire credit portfolio, including obligations to extent credit and other off-balance-sheet transactions.

   Deposits - The fair value of demand, savings and money market deposits is equal to the amount payable on demand at the reporting date. For other types of deposits with fixed maturities, fair value is estimated by discounting contractual cash flows at interest rates currently being offered on deposits with similar characteristics and maturities. A fair value for the deposits base intangible has not been estimated.

   Other Borrowings - The fair value of the other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments.

   Off-Balance-Sheet Financial Instruments - The Company has not estimated the fair value of off-balance-sheet commitments to extend credit, standby letters of credit and financial guarantees. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is practicable to provide a meaningful estimate of fair value.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. Management does not intend to dispose of a significant portion of its financial instruments.

11.REGULATORY MATTERS

   The Company and Bank are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. Failure to meet minimum regulatory capital requirements could result in regulators requiring prompt corrective action to be taken which could have a material effect on the financial statements. As of December 31, 1996, the Company and Bank exceeded the capital adequacy requirements for a well capitalized institution.

   The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, the Bank had available $1,747,490 for the payment of dividends.

   The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Company is prohibited from borrowing from the Bank unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank's shareholders' equity on a per affiliate basis. There were no such extensions of credit by the Bank in 1996 and 1995.

12.EMPLOYEE BENEFIT PLAN

   In 1991 the Company approved a defined contribution plan covering all eligible salaried employees. Employees may, up to prescribed limits, contribute to the plan. The Company may also elect to make discretionary contributions to the plan based on the Company's earnings. No contributions were made by the Company in 1996 or 1995.

   In 1994 the Company established a Deferred Compensation Plan for Executives (the "Deferred Plan"). Participation in the Plan is limited to a select group of management and other employees as determined by the Board of Directors. Under the terms of the plan, participants may defer a portion of their cash compensation and receive minimum 50% matching contributions from the Company, which vest over the employee's remaining years of employment to retirement. The Company has guaranteed participants a certain minimum return on their contributions and on the Bank's matching contributions. Contributions made by the Company for the years ended December 31, 1996, 1995 and 1994 were $15,000, $13,000 and $11,125, respectively.

13.PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

   The condensed financial information for MCB Financial Corporation (parent company only) at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, is summarized as follows:

        1996 1995

   Financial Condition



   Assets:

       Cash and due from banks   "  $           70,696  " "  $      38,739
   "

       Investment in the Bank    "         10,064,977  "  "      8,172,834
   "

       Other "               50,443  "     "          60,149  "



   Total     "  $     10,186,116  "   "  $  8,271,722  "



   Liabilities and shareholders' equity:

     Other liabilities   $               987      $           987

     Shareholders' equity:

       Common stock    "           9,398,574  " "      8,908,876  "

       Unrealized gain (loss) on investment securities available

         for sale - net     "             (45,378) " "            9,691  "

       Retained earnings (accumulated deficit)  "             831,933  " "
   (647,832) "



              Total shareholders' equity   "         10,185,129  "  "
   8,270,735  "



   Total     "  $     10,186,116  "   "  $  8,271,722  "



        1996 1995

   Results of Operations:



   Dividend income from Bank     "  $        50,000  "

   Income - interest from investments "             1,464  "   "  $
   3,186  "

   Expenses - general and administrative   "           52,181  "    "
   52,645  "



   Income (loss) before equity in net income of the Bank
   (717)     "           (49,459) "

   Equity in undistributed net income (loss) of the Bank  "
   1,947,212  "   "      (1,469,385) "



   Income (loss) before income tax provision    "       1,946,495  "     "
   (1,518,844) "

   Income tax benefit  "           24,598  "    "            20,617  "



   Net income (loss)   "  $   1,971,093  " "  $   (1,498,227) "



   Net income (loss) per common share:

     Primary and fully diluted     $           2.08         $
   (1.58)

        1996 1995

   Cash Flows



   Operating activities:

     Net income (loss)      "  $   1,971,093  " "  $  (1,498,227) "

     Reconciliation to cash used in operating activities:

       (Increase) decrease in equity in undistributed net income

          of Bank "      (1,997,212) "     "       1,469,385  "

       Amortization    "           14,011  "    "           14,011  "

       Increase in other assets  "            (4,305) "   "
   (2,651) "



              Cash used in operating activities "          (16,413) "    "
   (17,482) "



   Investing activities:

     Dividend received from Bank "           50,000  "



              Cash provided by investing activities  "           50,000  "
   -



   Cash provided by financing activities:

     Purchase of common stock                             "
   (104,970) "

     Cash dividends paid    "            (1,630) "



              Cash used in financing activities "            (1,630) "   "
   (104,970) "



   Net increase (decrease) in cash and equivalents   "           31,957  "
   "        (122,452) "

   Cash and equivalents:

     Beginning of period    "           38,739  "    "          161,191  "



     End of period     "  $        70,696  "    "  $        38,739  "














14.INDUSTRY SEGMENT DATA

   The Bank operates in two principal industry segments, mortgage banking and commercial banking. Operations in mortgage banking relate to the origination, sale, and servicing of single family residential mortgages. Operations in commercial banking involve the acceptance of checking and savings deposits, the origination of portfolio loans, and the offering of other customary banking services. Revenue for mortgage banking activities is defined as interest income on loans held for sale, gains on the sale of loans and income from loan servicing activities. Revenue for commercial banking includes interest income on loans and investments and service fee income. As of January 1, 1997, the Company has decided to wind down its mortgage banking operations and continue only limited retail mortgage lending functions within its commercial banking operations.

   Operating profit for both segments excludes general corporate expenses and income taxes. Identifiable assets by industry are those assets that are used in the Bank's operations within each industry segment. Adjustments to interest income and identifiable assets represent the elimination of inter-segment borrowing activity.

        "Year Ended December 31, 1996"
                  Corporate
        Mortgage  Commercial     Items and
        Banking   Banking   Eliminations   Consolidated

   Interest income     "  $      117,224  "     "  $     10,267,475  "
   "  $     10,384,699  "
   Other income   "          353,251  "    "           2,415,503  "
   "           2,768,754  "

   Total revenue  "  $      470,475  "     "  $     12,682,978  "     $
   "  $     13,153,453  "

   Operating profits   "  $      (46,871) "     "  $       3,116,481  "
   "  $       3,069,610  "
   General corporate expenses
   "  $   (1,098,517) "     "         (1,098,517) "

   Income (loss) before income taxes  "  $      (46,871) "     "  $
   3,116,481  "   "  $   (1,098,517) "     "  $       1,971,093  "

   Identifiable assets "  $      700,964  "     "  $   122,403,155  "    "
   $    8,400,187  "   "  $   131,504,306  "




   During 1996, depreciation and amortization expense for mortgage banking and commercial banking, respectively, was $48,789 and $302,068.
   Capital expenditures for commercial banking were $9,748.

        "Year Ended December 31, 1995"

                  Corporate

        Mortgage  Commercial     Items and

        Banking   Banking   Eliminations   Consolidated



   Interest income     "  $      180,278  "     "  $       8,535,976  "
   "  $       8,716,254  "

   Other income   "          617,793  "    "              782,355  "
   "           1,400,148  "



   Total revenue  "  $      798,071  "     "  $       9,318,331  "    $
   "  $     10,116,402  "



   Operating profits   "  $        59,490  "    "  $       2,209,402  "
   "  $       2,268,892  "

   General corporate expenses
   "  $   (4,702,332) "     "         (4,702,332) "



   Income (loss) before income taxes  "  $        59,490  "    "  $
   2,209,402  "   "  $   (4,702,332) "     "  $     (2,433,440) "



   Identifiable assets "  $   3,661,771  " "  $   111,939,349  "    "  $
   6,714,955  "   "  $   122,316,075  "








   During 1995, depreciation and amortization expense for mortgage banking and commercial banking, respectively, was $48,593 and $278,859.
   Capital expenditures for these industry segments were $2,873 and $379,326, respectively.



             "Year Ended December 31, 1994"

                       Corporate

             Mortgage  Commercial     Items and

             Banking   Banking   Eliminations   Consolidated



   Interest income          "  $      448,627  "     "  $     5,595,816  "
   "  $      (518,984) "    "  $     5,525,459  "

   Other income        "       2,833,261  "     "            236,686  "
   "         3,069,947  "



   Total revenue       "  $   3,281,888  " "  $     5,832,502  "    "  $
   (518,984) "    "  $     8,595,406  "



   Operating profits        "  $   1,028,947  " "  $     1,764,609  "
   "  $     2,793,556  "

   General corporate expenses
   "       (1,941,000) "    "       (1,941,000) "



   Income before income taxes         "  $   1,028,947  " "  $
   1,764,609  "   "  $   (1,941,000) "     "  $        852,556  "



   Identifiable assets      "  $   5,299,492  " "  $   77,322,929  "     "
   $    7,821,021  "   "  $   90,443,442  "






   During 1994, depreciation and amortization expense for mortgage banking and commercial banking, respectively, was $79,500 and $460,044.
   Capital expenditures for these industry segments were $34,791 and $1,136,141, respectively.




                                  ******