Form 10KSB/A
period 1996-12-31
MCB FINANCIAL CORP
filed 1997-04-02
CIK 902789

[ARTICLE] 9
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                           9,610
[INT-BEARING-DEPOSITS]                             384
[FED-FUNDS-SOLD]                                   770
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                      9,340
[INVESTMENTS-CARRYING]                          25,740
[INVESTMENTS-MARKET]                            25,534
[LOANS]                                         81,066
[ALLOWANCE]                                        944
[TOTAL-ASSETS]                                 131,504
[DEPOSITS]                                     119,858
[SHORT-TERM]                                       447
[LIABILITIES-OTHER]                              1,014
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         9,399
[OTHER-SE]                                         787
[TOTAL-LIABILITIES-AND-EQUITY]                 131,504
[INTEREST-LOAN]                                  7,736
[INTEREST-INVEST]                                2,649
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                                10,385
[INTEREST-DEPOSIT]                               3,985
[INTEREST-EXPENSE]                               4,018
[INTEREST-INCOME-NET]                            6,367
[LOAN-LOSSES]                                      220
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                  5,565
[INCOME-PRETAX]                                  3,350
[INCOME-PRE-EXTRAORDINARY]                       3,350
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     1,971
[EPS-PRIMARY]                                     2.08
[EPS-DILUTED]                                     2.08
[YIELD-ACTUAL]                                    9.02
[LOANS-NON]                                         79
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                   752
[CHARGE-OFFS]                                       47
[RECOVERIES]                                        19
[ALLOWANCE-CLOSE]                                  944
[ALLOWANCE-DOMESTIC]                               944
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                            111