Form 10KSB/A
period 1996-12-31
MCB FINANCIAL CORP
filed 1997-05-13
CIK 902789

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (27) Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)

Date: May 9, 1997             /s/ Brian M. Riley
                              Chief Financial Officer
                              (Principal Accounting Officer)