Form 10QSB
period 1997-03-31
MCB FINANCIAL CORP
filed 1997-05-15
CIK 902789

FORM 10-QSB

             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

(Mark One)
[X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
     For the transition period from ________ to_____________

               Commission file number:  033-76832

                    MCB FINANCIAL CORPORATION
              (exact name of small business issuer)

               California                         68-0300300
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

YES    X       NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
May 13, 1997

Class
Common stock, no par value     957,542


                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
MCB FINANCIAL CORPORATION AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,   December 31,
                                                     1997         1996
ASSETS                                             (Unaudited)
Cash and due from banks                         $5,659,113      $  9,609,584
Federal funds sold                               7,780,000           770,000
     Total cash and cash equivalents            13,439,113        10,379,584

Interest-bearing deposits with banks               384,000           384,000
Investment securities available for
   sale at fair value                           13,008,970         9,339,550
Investment securities held to maturity;
   fair values of $24,159,695 in 1997
   and $25,533,850 in 1996                      24,740,150        25,739,588

Mortgage loans sold pending settlement                               647,600
Loans held for investment (net of
   allowance for possible credit losses
   of $928,680 in 1997 and $944,105
   in 1996                                      78,345,854        80,121,693

Premises and equipment - net                     2,204,977         2,278,163
Accrued interest receivable                        890,847         1,003,016
Deferred income taxes                              735,139           621,191
Other assets                                     1,195,583           989,921
     Total assets                            $ 134,944,633     $ 131,504,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
   Noninterest-bearing                        $ 26,228,198     $  26,265,743
   Interest-bearing:
     Transaction accounts                       76,970,630        73,532,399
     Time certificates, $100,000 and over        9,369,537         9,483,134
     Savings and other time deposits            10,067,070        10,577,186
      Total interest-bearing deposits           96,407,237        93,592,719
      Total deposits                           122,635,435       119,858,462

  Other borrowings                                 743,913           446,776
  Accrued interest payable and
     other liabilities                           1,174,300         1,013,939
        Total liabilities                      124,553,648       121,319,177


SHAREHOLDERS' EQUITY
 Preferred stock, no par value: authorized 20,000,000 shares;
    none issued or outstanding
 Common stock, no par value: authorized 20,000,000 shares;
    issued and outstanding 947,042 shares
    in 1997 and 942,842 in 1996                  9,434,568         9,398,574
     Unrealized loss on investment securities
     available for sale - net                     (122,446)          (45,378)
     Retained earnings                           1,078,863           831,933
      Total shareholders' equity                10,390,985        10,185,129
 Total liabilities and shareholders' equity  $ 134,944,633     $ 131,504,306

See notes to condensed consolidated financial statements.



               MCB FINANCIAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          March 31,
                                                        1997      1996

                                                          (Unaudited)
INTEREST INCOME:
   Loans, including fees                            $ 1,997,909  $ 1,611,547
   Federal funds sold                                    72,030      123,393
   Investment securities                                565,798      577,750
        Total                                         2,635,737    2,312,690

INTEREST EXPENSE:
   Interest-bearing transaction,
      savings and other time deposits                   864,351      875,763
   Time certificates, $100,000 and over                 122,818      127,196
   Other interest                                         8,231        5,821
     Total                                              995,400    1,008,780

NET INTEREST INCOME                                   1,640,337    1,303,910

PROVISION FOR POSSIBLE CREDIT LOSSES                     20,000      140,000

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                             1,620,337    1,163,910

OTHER INCOME:
   Gain on sale of loans                                 53,133      110,052
   Service fees on deposit accounts                     113,986       90,982
   Recovery of litigation expenses                                 1,800,000
   Other                                                 39,420      108,470
        Total                                           206,539    2,109,504

OTHER EXPENSES:
   Salaries and employee benefits                       789,525      965,166
   Occupancy expense                                    191,689      174,317
   Furniture and equipment expense                       88,685       94,030
   Professional services                                 60,793       52,021
   Supplies                                              53,459       52,336
   Promotional expenses                                  50,643       37,653
   Data processing fees                                  71,296       65,260
   Regulatory assessments                                14,456       11,314
   Other                                                 88,996       82,618
        Total                                         1,409,542    1,534,715

INCOME BEFORE INCOME TAXES                              417,334    1,738,699

INCOME TAX EXPENSE                                      170,404      723,073

NET INCOME                                            $ 246,930   $1,015,626

NET INCOME PER COMMON SHARE:
   Primary and fully diluted                              $0.25       $ 1.08


See notes to condensed consolidated financial statements.



            MCB FINANCIAL CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months
                                                    Ended March 31,
                                                  1997            1996
OPERATING ACTIVITIES:                                (Unaudited)
   Net income                                 $ 246,930       $ 1,015,626
   Adjustments to reconcile net income
      to net cash provided (used)
      by operating activities:
   Originations of loans for sale                              (9,531,000)
   Settlement of mortgage loans sold              647,600      11,408,620
   Provision for possible credit losses            20,000         140,000
   Depreciation and amortization                   87,707         137,247
   Recovery of litigation expenses                             (1,800,000)
   Change in deferred income taxes                (59,186)      1,016,881
   Decrease in accrued interest receivable        112,169          37,994
   (Increase) in other assets                    (209,165)       (608,113)
   Increase (decrease) in accrued interest
      payable and other liabilities               164,728      (1,844,485)
     Net cash provided (used) by
        operating activities                    1,010,783         (27,230)

INVESTING ACTIVITIES:
   Held to maturity securities:
     Maturities                                 1,000,000       9,000,000
     Purchases                                                (14,238,750)
   Available for sale securities:
     Maturities                                 1,198,747       2,452,218
     Purchases                                 (5,000,000)
   Decrease in interest-bearing deposits
      with banks                                                  491,000
   Net decrease (increase) in loans
      held for investment                       1,755,839      (2,717,423)
   Purchases of premises and equipment            (15,944)        (56,496)
     Net cash used by investing activities     (1,061,358)     (5,069,451)

FINANCING ACTIVITIES:
   Net (decrease) increase in
      noninterest-bearing demand deposits         (37,545)        656,100
   Net increase in interest-bearing transaction,
      savings and other time deposits           2,814,518       4,149,140
   Net increase in other borrowings               297,137         528,920
   Proceeds from the exercise of stock options     35,994
    Net cash provided by financing activities   3,110,104       5,334,160

NET INCREASE IN CASH AND CASH EQUIVALENTS       3,059,529         237,479

CASH AND CASH EQUIVALENTS:
   Beginning of period                         10,379,584      12,566,117

   End of period                             $ 13,439,113    $ 12,803,596

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other
      borrowings                              $ 1,019,264 $     1,036,269
   Income taxes                                   250,000


See notes to condensed consolidated financial statements.



                    MCB FINANCIAL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997

Item 1.   Financial Statements

Introduction and Basis of Presentation

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1996. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 1997 may not be indicative of operating results for the year ended December 31, 1997. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

Recently Issued Accounting Pronouncements

     In June 1996, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 on the Company's financial statements was not material and believes that the effect of adoption of SFAS No. 127 will also not be material.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, all entities with complex capital structures are required to provide a dual disclosure of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented.

     The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:
                                                Three
                                               Months
                                                Ended
                                               March 31,
                                             1997     1996
Pro forma basic EPS........................ $0.25     $1.08
Pro forma diluted EPS...................... $0.25     $1.08




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion presents information pertaining to the financial condition and results of operations of MCB Financial Corporation and subsidiary ("Company") and should be read in conjunction with the financial statements and notes
thereto presented in this 10-QSB.   Average balances, including
balances used in calculating certain financial ratios, are generally comprised of average daily balances.

     This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein and in the Company's publicly available Securities and Exchange Commission filings and press releases.

OVERVIEW
     Earnings Summary. The Company reported net income of $246,930 or $0.25 per share, for the first quarter of 1997. This compares to net income of $1,015,626 or $1.08 per share, for the same period in 1996 (which includes a pre-tax recovery of approximately $1.8 million from the Company's litigation contingency reserve in conjunction with the settlement of its outstanding litigation). Excluding the litigation recovery, net income for the first quarter of 1996 would have been approximately $144,000, or $0.15 per share.

     Return on average assets and return on average equity for the first quarter of 1997 were 0.75% and 9.54%, respectively, as compared to 3.32% and 48.43%, respectively, for the same period of 1996.

FINANCIAL CONDITION
     Summary. Total assets of the Company increased by $3.4 million, or 2.62%, from the end of 1996 to reach $134.9 million at March 31, 1997. This increase resulted from growth in existing operations.

     Loans Held for Investment. Net loans held for investment decreased by $1.8 million, or 2.2%, during the first quarter of 1997 as the construction loan portfolio experienced net paydowns of $2.5 million. The following table sets forth the amount of total loans outstanding by category as of the dates indicated:



Total Loans                                       March 31,    December 31,
(dollar amounts in thousands)                       1997          1996
Commercial                                        $ 17,290      $ 16,851
Real estate:
   Commercial                                       51,209        49,856
   Construction                                      4,813         7,348
   Land                                                960         1,807
Home equity                                          2,501         2,809
Loans to consumers and individuals                   2,571         2,458
       Total                                        79,344        81,129
Deferred loan fees                                     (69)          (63)
Allowance for possible credit losses                  (929)         (944)
    Total net loans                               $ 78,346      $ 80,122


     In the normal practice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $63.8 million, or 81.5% of the total portfolio as of March 31, 1997. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against decreasing real estate prices.

     The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of March 31, 1997, the two largest industry concentrations within the loan portfolio were real estate and related services at 24.2% and the business/personal service industry at 18.4% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

     Mortgage Loans. No mortgage loans sold pending settlement existed at March 31, 1997 versus $647,600 at December 31, 1996. Due to production changes in the mortgage industry and the unfavorable prospects for future improvement, the Company decided to wind down its wholesale Mortgage Banking operations at the end 1996. The mortgage industry continues to shift away from the use of wholesalers in favor of direct lending. In addition, competitive pressures continue to reduce the gross margins earned by wholesalers.

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

     As of March 31, 1997, the Company had nonperforming assets in the amount of $626,000, of which $79,000 represented one nonaccrual loan. Had this nonaccrual loan performed under its contractual terms $3,114 in additional interest income would have been recognized during 1997. The following table sets forth the balance of nonperforming assets as of the dates indicated.

Nonperforming Assets                             March 31,   December 31,
(dollar amounts in thousands)                      1997         1996

Nonaccrual loans                                    $ 79       $ 79
Loans 90 days or more past due and still accruing    547
Other real estate owned
                                                   $ 626       $ 79

As a percent of total loans                         0.79%      0.10%
As a percent of total assets                        0.46%      0.06%



     At March 31, 1997, the Company had loans identified as impaired in the amount of $626,000. At March 31, 1997, no specific allowance for possible credit losses was required for these impaired loans.

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

     In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 1997, the APCL of $928,680, or 1.17% of total loans was determined to be adequate against foreseeable future losses.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):



                                                 March 31,    December 31,
                                                   1997          1996
Balances:
   Average loans during period (includes
      mortgage loans held for sale)               $ 78,825       $ 72,393
   Loans at end of period (includes mortgage
      loans held for sale)                          79,275        81,713

Allowance for Possible Credit Losses:
   Balance at beginning of period                      944           752
   Actual credit losses:
       Commercial loans                                 45            47
       Loans to consumers and individuals                1
            Total                                       46            47
   Actual credit recoveries:
       Commercial loans                                 11            16
       Loans to consumers and individuals                              3
            Total                                       11            19
   Net credit losses                                    35            28
   Provision charged to operating expenses              20           220
   Balance at end of period                          $ 929         $ 944

Ratios:
   Net credit losses to average loans                 0.04%         0.04%
   Allowance for possible credit losses to
      loans at end of period                          1.17%         1.16%
   Net credit losses to beginning of period
      allowance for credit losses                     3.71%         3.72%



     The Company provided $20,000 to the allowance for possible credit losses during the first quarter of 1997 as compared to $140,000 during the same period of 1996. The $140,000 provision during the first quarter of 1996 was recorded as a prudent measure, based upon growth in the loan portfolio.

     The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                                  March 31,   December 31,
                                                    1997          1996
                                                    % of          % of
                                                  Category      Category
                                                  to Total      to Total
                                         APCL     Loans    APCL     Loans

Commercial loans                        $ 567    40.06%   $ 583    42.85%
Real estate loans                         207    53.02%     202    50.27%
Consumer loans                             60     6.92%      48     6.88%
Not allocated                              95       N/A     111       N/A
     Total                              $ 929      100%   $ 944      100%


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

     Investments. The Company continues to invest in callable government agency debentures. These securities offer above market yields, but do not offer the same investment performance as non-callable bonds. Markets prices for callable bonds decrease when interest rates rise; however, they remain relatively unchanged when interest rates fall due to the increased probability of a call option being exercised.

     The following table sets forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                        Gross     Gross Estimated
                           Amortized Unrealized Unrealized Fair  Carrying
March 31, 1997:              Cost      Gains     Losses   Value   Value

Held to maturity securities:
U.S. Government agencies   $24,740               $(580)  $24,160  $24,740

  Total held to maturity    24,740                (580)   24,160   24,740

Available for sale
   securities:
U.S. Treasury                3,977       $3                3,980    3,980
U.S. Government agencies     5,000                 (53)    4,947    4,947
Mortgage-backed securities   4,077                (159)    3,918    3,918
Municipal bonds                165                           165      165

  Total available for sale  13,218        3       (213)   13,009   13,009

Total investment securities$37,959       $3      $(794)  $37,169  $37,749


December 31, 1996:
Held to maturity securities:
U.S. Government agencies   $25,739       $9      $(215)  $25,534  $25,740

Total held to maturity      25,739        9       (215)   25,534   25,740

Available for sale securities:
U.S. Treasury                4,977       22         (1)    4,998    4,998
Mortgage-backed securities   4,275                 (99)    4,176    4,176
Municipal bonds                165        1                  166      166

Total available for sale     9,417       22       (100)    9,340    9,340

Total investment securities$35,157      $31      $(315)  $34,873  $35,079





     Deposits/Other Borrowings. Total consolidated deposits increased by $2.8 million, or 2.3%, during the first quarter of 1997. This increase was primarily the result of growth in existing operations.

     During 1996, Management made a decision to slow the Company's rate of growth in order to concentrate on improving profit margins. This policy included repositioning the Company's deposit rates in the marketplace so as to limit non-relationship deposit growth. This policy continued during the first quarter of 1997 resulting in lower interest rates paid on deposits during the first quarter of 1997. Average noninterest-bearing demand deposits increased 9.2% during the first quarter contributing to the decrease in the cost of funds to 3.32% from 3.48% during 1996. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                     Three Months Ended      Year Ended
                                       March 31, 1997     December 31, 1996
                                   Average    Average    Average   Average
                                   Balance      Rate     Balance     Rate
Noninterest-bearing demand deposits  $24,694             $22,607

Interest-bearing demand deposits
   (includes money market
    deposit accounts)                 74,602     4.02%    70,533     4.11%
Savings deposits                       1,885     1.90%     2,363     1.95%
Time deposits, $100,000 and over       9,260     5.31%     9,023     5.50%
Other time deposits                    8,523     4.98%    10,009     5.40%
    Total interest-bearing            94,270     4.19%    91,928     4.34%

Total deposits                      $118,964     3.32%  $114,535     3.48%


     The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):


                                           March 31,   December 31,
Time remaining to maturity                    1997       1996
Three months or less                    $        3,292   $3,835
After three months to six months                 2,306    1,934
After six months to one year                     2,733    2,159
After twelve months                              1,039    1,555
          Total                         $        9,370   $9,483




RESULTS OF OPERATIONS

     Net Interest Income/Net Interest Margin. Net interest income for the quarter ended March 31, 1997 was $1,640,337 an increase of 25.8% over the net interest income of $1,303,910 during the same period of 1996. The increase was primarily due to growth in average earning assets.

     The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                    For the quarter ended March 31,
                                      1997                 1996
                         Average                  Average
                         Balance Interest Rate    Balance  Interest    Rate
ASSETS

Federal funds sold       $5,614   $72     5.13%     $9,401   $123       5.23%
Interest-bearing
   deposits with banks      384     6     6.25%      1,108     18       6.50%
Investment securities    35,499   560     6.32%     37,458    560       5.99%
Mortgage loans held
   for sale                 266     5      7.52%     2,066     44       8.52%
Loans                    78,825 1,992     10.11%    60,070  1,568      10.44%
Total earning assets    120,588 2,635      8.74%   110,103  2,313       8.41%
Total non-earning assets 10,546                     12,242
Total assets          $ 131,134                  $ 122,345


LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits         $24,694                    $19,657

Interest-bearing
   transaction accounts  74,602   749      4.02%    66,533    691       4.15%
Time deposits, $100,000
   or more                9,260   123      5.31%     8,894    127       5.71%
Savings and other time   10,408   115      4.42%    14,755    185       5.02%
  Total interest-bearing
    deposits             94,270   987      4.19%    90,182  1,003       4.45%
Other borrowings            719     8      4.45%       513      6       4.68%
 Total interest-bearing
   liabilities           94,989   995      4.19%    90,695  1,009       4.45%
Other liabilities         1,101                      3,605
Shareholders' equity     10,350                      8,388
Total liabilities and
   shareholders' equity$131,134                   $122,345

Net interest income           $ 1,640                     $ 1,304

Net interest margin                        5.44%                        4.74%



     The net interest margin increased to 5.44% during the first quarter of 1997 from 4.74% in the same quarter of 1996. The increase was due to increased loans and lower deposit costs.

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

                               Quarter Ended March 31, 1997
                                    Compared to
                              Quarter Ended March 31, 1996
                                Increase (decrease) due to
                                               Rate/
                               Volume   Rate   Volume  Total
Interest Income:
   Federal funds sold            ($50)    ($2)     $1    ($51)
   Interest-bearing deposits
      with banks                  (12)     (1)      1     (12)
   Investment securities          (29)     31      (2)      0
   Mortgage loans held for sale   (38)     (5)      4     (39)
   Loans                          490     (50)    (16)    424
Total Interest Income             361     (27)    (12)    322

Interest Expense:
   Interest-bearing transaction
      accounts                     84     (22)     (4)     58
   Time deposits, $100,000 or
      more                          5      (9)      0      (4)
   Savings and other time         (55)    (22)      7     (70)
   Other borrowings                 2       0       0       2
                                   36     (53)      3     (14)
Net Interest Income              $325     $26    ($15)   $336




     Noninterest Income. The following table summarizes noninterest income for periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands).

                                              Quarter Ended March 31,
Components of Noninterest Income                    1997      1996
Gain on sale of loans                    $           53 $      110
Service fees on deposit accounts                    114         91
Recovery of litigation expenses                              1,800
Other                                                39        109
    Total                                $          206 $    2,110

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                             0.16%       0.36%
Service fees on deposit accounts                  0.35%       0.30%
Recovery of litigation expenses                               5.88%
Other                                             0.12%       0.36%
    Total                                         0.63%       6.90%


     During the first quarter of 1996, the Company recovered approximately $1.8 million in litigation expenses in conjunction with the settlement and release of its litigation involving Chino
Valley Bank.

     Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated.

                                             Quarter Ended March 31,
Components of Noninterest Expense             1997          1996
Salaries and employee benefits          $         790 $      965
Occupancy expense                                 192        174
Furniture and equipment expense                    89         94
Professional services                              61         52
Supplies                                           53         53
Promotional expenses                               51         38
Data processing fees                               71         65
Regulatory assessments                             14         11
Other                                              89         83
    Total                               $       1,410 $    1,535
Average full-time equivalent employees             50         50

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits                   2.41%     3.16%
Occupancy expense                                0.59%     0.57%
Furniture and equipment expense                  0.27%     0.31%
Professional services                            0.19%     0.17%
Supplies                                         0.16%     0.17%
Promotional expenses                             0.16%     0.12%
Data processing fees                             0.22%     0.21%
Regulatory assessments                           0.04%     0.04%
Other                                            0.27%     0.27%
    Total                                        4.30%     5.02%


     Noninterest expense decreased to $1.4 million during the first quarter of 1997 from $1.5 million during the same period of the prior year.

     Income Taxes. The Company's effective tax rate for the quarter ended March 31, 1997 was 40.8% as compared to 41.6% in the same period of the prior year.

     Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 1997, federal funds sold averaged $5.6 million, or 4.3% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

     At March 31, 1997, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $49.2 million, or 36.5% of total assets. This represented all available liquid assets, excluding other assets.

     Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At March 31, 1997, the loan-to-deposit ratio was 64.6% as compared to 68.1% at December 31, 1996.

     Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At March 31, 1997, this ratio was 10.6% as compared to 5.1% at December 31, 1996.

     As of March 31, 1997, the Company had no material commitments that were expected to adversely impact liquidity.

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

     The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of March 31, 1997, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

March 31, 1997
                                    Over 90  Over 180 After One After
                            90 days days to  days to  Year to  Five
                            or less 180 days 365 days Five Yrs Years  Total
Earning Assets (Rate Sensitive):
Federal funds sold           $7,780                                   $7,780
Interest-bearing deposits
   with other banks                     $98    $286                      384
Investment securities         1,261   1,230   2,456  $21,515 $11,497  37,959
Loans, gross of allowance
   for possible losses       36,063   1,585   2,278   23,238  16,111  79,275
     Total                   45,104   2,913   5,020   44,753  27,608 125,398

Interest-Bearing Liabilities (Rate Sensitive):
Interest-bearing transaction
   deposits                  10,059          33,456   33,456          76,971
Time deposits, $100,000
      or more                 3,292   2,306   2,733    1,039           9,370
Savings and other time
   deposits                   2,674   1,763   2,868    2,762          10,067
Other borrowings                744                                      744
     Total                   16,769   4,069  39,057   37,257          97,152
Period GAP                 $ 28,335 $(1,156)$(34,037) $7,496 $27,608
Cumulative GAP             $ 28,335 $27,179 $ (6,858)   $638 $28,246
Interest Sensitivity GAP Ratio62.82% (39.68%)(678.03%) 16.75% 100.00%
Cumulative Interest
   Sensitivity                62.82%  56.60%  (12.93%)  0.65%  22.53%




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

                        Three Months Ended           Year Ended
                          March 31, 1997         December 31, 1996

                              7.89%                    7.44%




     Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 1997, the Company's qualifying capital was 12.1%, 11.1% of which was Tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%.
As of March 31, 1997, the Company's leverage ratio was 7.8%.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

   (a) List of  Exhibits:

(3)(a)         --  Articles  of  incorporation  (incorporated  by
                   reference to the registrant's registration statement
                   on  Form  S-4 (File No. 33-76832).
(3)(b)          -- By-laws (incorporated by reference to the registrant's
                   registration statement  on  Form  S-4 (File No. 33-76832).
(10)(a)(1)   --    Stock Option Plan (incorporated by  reference  to
                   the registrant's registration statement  on  Form  S-4
                   (File No. 33-76832).
(10)(a)(2)    --   Deferred  Compensation  Plan  for   Executives
                   (incorporated by reference to Exhibit (10)(a)(2)
                   to the registrant's Annual Report on Form  10-
                   KSB for its fiscal year ended December 31, 1994).
(10)(b)       -- Leases
      (10)(b)(1)   --  San Rafael Office Lease  (incorporated  by
                       reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10- KSB for its fiscal year ended December 31, 1994).
       (10)(b)(2)    --South   San  Francisco   Office   Lease
                       (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form
                       10-KSB for its fiscal year ended December 31, 1994).
       (10)(b)(3)   --  Hayward  Office  Lease  (incorporated  by reference
                        to Exhibit (10)(b)(3) to the registrant's
                        Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
       (10)(b)(4)   --  Upland  Office  Lease  (incorporated by reference
                        to Exhibit (10)(b)(4) to the registrant's
                        Annual Report on Form  10-KSB for its
                        fiscal year ended December 31, 1994).

   (27)  -- Financial Data Schedule

(b) Reports on Form 8-K

      None.
                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    MCB FINANCIAL CORPORATION
                          (Registrant)



Date:     May 14, 1997             /s/ Brian M. Riley
                                   Brian M. Riley
                                   Chief Financial Officer
                                   (Principal Accounting Officer)