Form 10QSB
period 1997-06-30
MCB FINANCIAL CORP
filed 1997-08-15
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[   ]		TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE 				EXCHANGE ACT
	For the transition period from _________________ to _____________________

Commission file number:  033-76832

MCB FINANCIAL CORPORATION
(exact name of small business issuer)

			California			                          68-0300300
(State or other jurisdiction			 		(IRS Employer
of incorporation or organization)				Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 1997

Class
Common stock, no par value							957,542

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
                  MCB FINANCIAL CORPORATION  AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,        December 31,

                                                     1997              1996
ASSETS                                           (Unaudited)
Cash and due from banks                         $  7,203,839      $  9,609,584
Federal funds sold                                 9,000,000           770,000
   Total cash and cash equivalents                16,203,839        10,379,584

Interest-bearing deposits with banks                 384,000           384,000
Investment securities available
for sale at fair valu                             11,736,223         9,339,550
Investment securities held to maturity;
   fair values of $27,498,494 in 1997 and
   $25,533,850 in 1996                            27,740,714        25,739,588

Mortgage loans sold pending settlement                                 647,600
Loans held for investment (net of allowance
   for possible credit losses of $981,015
   in 1997 and $944,105 in 1996)                  80,922,906        80,121,693

Premises and equipment - net                       2,210,341         2,278,163
Accrued interest receivable                        1,092,141         1,003,016
Deferred income taxes                                695,285           621,191
Other assets                                       1,176,829           989,921
   Total assets                               $  142,162,278    $  131,504,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Noninterest-bearing                      $  29,003,443     $  26,265,743
      Interest-bearing:
         Transaction accounts                     80,769,803        73,532,399
         Time certificates, $100,000 and over      9,532,527         9,483,134
         Savings and other time deposits          10,009,128        10,577,186
            Total interest-bearing deposits      100,311,458        93,592,719
            Total deposits                       129,314,901       119,858,462

   Other borrowings                                  729,068           446,776
   Accrued interest payable and other liabilities  1,219,724         1,013,939
            Total liabilities                    131,263,693       121,319,177


SHAREHOLDERS' EQUITY
   Preferred stock, no par value: authorized 20,000,000
      shares; none issued or outstanding
   Common stock, no par value: authorized
      20,000,000 shares; issued and outstanding
      957,542 shares in 1997 and 942,842 in 1996   9,530,569         9,398,574
   Unrealized loss on investment securities
      available for sale - net                       (66,360)          (45,378)
   Retained earnings                               1,434,376           831,933
            Total shareholders' equity            10,898,585        10,185,129
   Total liabilities and shareholders' equity $  142,162,278    $  131,504,306

See notes to condensed consolidated financial statements.


                MCB FINANCIAL CORPORATION  AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended     For the Six Months
                                        June 30,           Ended June 30,
                                     1997      1996       1997      1996
                                      (Unaudited)           (Unaudited)
INTEREST INCOME:
   Loans, including fees       $ 2,107,103 $ 1,829,512 $ 4,105,012 $ 3,493,932
   Federal funds sold               98,022      34,785     170,052     158,178
   Investment securities           641,998     669,949   1,207,796   1,247,699
      Total                      2,847,123   2,534,246   5,482,860   4,899,809

INTEREST EXPENSE:
   Interest-bearing transaction,
   savings and other time deposits 929,929     859,349   1,794,280   1,735,112
   Time certificates, $100,00
      and over                     126,607     118,690     249,425     245,886
   Other interest                    6,894       8,838      15,125      14,659
      Total                      1,063,430     986,877   2,058,830   1,995,657

NET INTEREST INCOME              1,783,693   1,547,369   3,424,030   2,904,152

PROVISION FOR POSSIBLE
   CREDIT LOSSES                    20,000                  40,000     140,000

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES    1,763,693   1,547,369   3,384,030   2,764,152

OTHER INCOME:
   Gain on sale of loans            36,995     151,380      90,128     258,613
   Service fees on deposit
      accounts                     121,894      98,431     235,880     189,413
   Loan servicing fees               8,835       3,789      15,441      11,370
   Recovery of litigation expenses              24,689               1,824,689
   Other                            35,984      24,288      68,798      75,123
      Total                        203,708     302,577     410,247   2,359,208

OTHER EXPENSES:
   Salaries and employee benefits  756,229     763,579   1,545,754   1,728,745
   Occupancy expense               190,759     174,449     382,448     348,766
   Furniture and equipment expense  84,849     102,276     173,534     196,306
   Professional services            41,326       9,841     102,119      61,862
   Supplies                         48,856      67,427     102,315     119,763
   Promotional expenses             53,462      52,757     104,105      90,410
   Data processing fees             76,009      66,671     147,305     131,931
   Regulatory assessments           15,021      11,313      29,477      22,627
   Other                            99,107      83,099     188,103     165,717
      Total                      1,365,618   1,331,412   2,775,160   2,866,127

INCOME BEFORE INCOME TAXES         601,783     518,534   1,019,117   2,257,233

INCOME TAX EXPENSE                 246,270     211,565     416,674     934,638

NET INCOME                       $ 355,513   $ 306,969   $ 602,443 $ 1,322,595

NET INCOME PER COMMON SHARE:
   Primary and fully diluted        $ 0.36      $ 0.33      $ 0.61      $ 1.40

See notes to condensed consolidated financial statements.

               MCB FINANCIAL CORPORATION  AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Six Months
                                                           Ended June 30,
                                                           1997      1996
OPERATING ACTIVITIES:                                        (Unaudited)
   Net income                                     $    602,443      1,322,595
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Originations of loans for sale                               (20,217,000)
     Settlement of mortgage loans sold                  647,600    22,035,920
     Provision for possible credit losses                40,000       140,000
     Depreciation and amortization                      169,150       284,291
     Recovery of litigation expenses                               (1,800,000)
     Change in deferred income taxes                    (59,186)    1,235,828
     Increase in accrued interest receivable            (89,125)     (135,605)
     (Increase) decrease in other assets               (193,914)    1,839,289
     Increase (decrease) in accrued interest
        payable and other liabilities                   214,518    (2,077,092)
           Net cash provided by operating activities   1,331,486    2,628,226

INVESTING ACTIVITIES:
   Held to maturity securities:
      Maturities                                                    3,000,000
      Calls                                            1,000,000    6,000,000
      Purchases                                       (3,000,000) (16,238,750)
   Available for sale securities:
      Maturities                                       2,571,895    7,646,336
      Purchases                                       (5,000,000)  (1,000,481)
   Decrease in interest-bearing deposits with banks                   787,000
   Net increase in loans held for investment            (841,213) (13,857,849)
   Purchases of premises and equipment                  (108,639)     (84,741)
          Net cash used by investing activities       (5,377,957) (13,748,485)

FINANCING ACTIVITIES:
   Net increase in noninterest-bearing demand deposits 2,737,700 3,513,971 Net increase in interest-bearing transaction,
     savings and other time deposits                   6,718,739      174,396
   Net increase in other borrowings                      282,292    1,608,127
   Proceeds from the exercise of stock options           131,995
      Net cash provided by financing activities        9,870,726    5,296,494

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT    5,824,255   (5,823,765)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                10,379,584   12,566,117

   End of period                                    $ 16,203,839    6,742,352

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings        $  2,085,736    2,126,004
   Income taxes                                     $    356,000

See notes to condensed consolidated financial statements.

                        MCB FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997

Item 1.  	Financial Statements

Introduction and Basis of Presentation

The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1996. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 1997 may not be indicative of operating results for the year ended December 31, 1997. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.


Recently Issued Accounting Pronouncements

In June 1996, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale.
SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinquishments of liabilities after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 on the Company's financial statements was not material and believes that the effect of adoption of SFAS No. 127 will also not be material.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS.
In addition, all entities with complex capital structures are required to provide a dual disclosure of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. The Company adopted SFAS No. 128 in the quarter ended March 31, 1997.

The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:
									                                        Three	           Six
									                                        Months	         Months
									                                        Ended           Ended
									                                       June 30,	       June 30,
								                                     	1997  	1996    	1997   1996
	Pro forma basic EPS........................  $0.37	 $0.33    $0.64  $1.40
	Pro forma diluted EPS........... ..........  $0.36 	$0.33	   $0.61  $1.40

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


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


OVERVIEW
  	Earnings Summary. The Company reported net income of $355,513, or $0.36 per share, for the second quarter of 1997. This compares to net income of $306,969, or $0.33 per share, for the same period in 1996. Improvement in net interest income, due to the growth in average commercial loans , continued to positively impact the net interest margin. In addition, the Company's efficiency ratio (noninterest expense divided by operating income) improved to 68.7% from 72.0% in the second quarter of 1996.

For the six months ended June 30, 1997, the Company reported net income of $602,443 or $0.61 per share. This compares to net income of $1,322,595, or $1.40 per share, for the same period of 1996 (which includes a pre-tax recovery of approximately $1.8 million from the Company's litigation contingency reserve in conjunction with the settlement of its outstanding litigation). Excluding the litigation recovery, net income for the six months ended June 30, 1996 would have been approximately $450,000 or $0.48 per share.

Return on average assets and return on average equity for the second quarter of 1997 were 1.04% and 13.33%, respectively, as compared to 0.98% and 13.10%, respectively, for the same period of 1996. Return on average assets and return on average equity for the six months ended June 30, 1997 were 0.90% and 11.45%, respectively, as compared to 2.14% and 29.78%, respectively, for the same period of 1996.

FINANCIAL CONDITION
  	Summary. Total assets of the Company increased by $10.7 million, or 8.1%, from the end of 1996 to reach $142.2 million at June 30, 1997. This increase resulted from growth in existing operations.


  	Loans Held for Investment.  Net loans held for investment increased by $0.8 million, or 1.0%, during the first six months of 1997 as the construction loan portfolio experienced net paydowns of $3.8 million while the other components of the portfolio experienced net increases of $4.6 million. The following table sets forth the amount of total loans outstanding by category as of the dates indicated:

Total Loans                                           June 30,    December 31,
(dollar amounts in thousands)                           1997          1996
Commercial                                        $      19,137 $      16,851
Real estate:
   Commercial                                            53,038        49,856
   Construction                                           3,542         7,348
   Land                                                   1,151         1,807
Home equity                                               2,550         2,809
Loans to consumers and individuals                        2,572         2,458
      Total                                              81,990        81,129
Deferred loan fees                                          (86)          (63)
Allowance for possible credit losses                       (981)         (944)
   Total net loans                                $      80,923        80,122


In the normal proctice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $66.3 million, or 80.9% of the total portfolio as of June 30, 1997. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan.


The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of June 30, 1997, the two largest industry concentrations within the loan portfolio were real estate and related services at 24.9% and the business/personal service industry at 18.4% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.


	Mortgage Loans. No mortgage loans sold pending settlement existed at June 30, 1997 versus $647,600 at December 31, 1996. Due to production changes in the mortgage industry and the unfavorable prospects for future improvement, the Company decided to wind down its wholesale Mortgage Banking operations at the end 1996. The mortgage industry continues to shift away from the use of wholesalers in favor of direct lending. In addition, competitive pressures continue to reduce the gross margins earned by wholesalers.

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

As of June 30, 1997, the Company had nonperforming assets in the amount of $636,000, of which $79,000 represented one nonaccrual loan. Had this nonaccrual loan performed under its contractual terms approximately $6,395 in additional interest income would have been recognized during 1997. The Company had loans 90 days or more past due and still accruing in the amount of $557,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated.

Nonperforming Assets                          June 30,       December 31,
(dollar amounts in thousands)                   1997             1996

Nonaccrual loans                           $         79     $          79
Loans 90 days or more past due and
   still accruing                                   557
Other real estate owned
   Total                                   $        636     $          79

As a percent of total loans                        0.78%             0.10%
As a percent of total assets                       0.45%             0.06%


At June 30, 1997, the Company had loans identified as impaired in the amount of $636,000. At June 30, 1997, no specific allowance for possible credit losses was required for these impaired loans.

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

	In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 1997, the APCL of $981,015, or 1.20% of total loans was determined to be adequate against foreseeable future losses.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                     June 30,    December 31,
                                                       1997          1996
Balances:
   Average loans during period (includes
      mortgage loans held for sale)              $      78,816 $      72,393
   Loans at end of period (includes
      mortgage loans held for sale)                     81,904        81,713

Allowance for Possible Credit Losses:
   Balance at beginning of period                          944           752
   Actual credit losses:
      Commercial loans                                      46            47
      Loans to consumers and individuals                     3
         Total                                              49            47
   Actual credit recoveries:
       Commercial loans                                     46            16
       Loans to consumers and individuals                                  3
          Total                                             46            19
   Net credit losses                                         3            28
   Provision charged to operating expenses                  40           220
   Balance at end of period                      $         981 $         944

Ratios:
   Net credit losses to average loans                     0.00%         0.04%
   Allowance for possible credit losses
      to loans at end of period                           1.20%         1.16%
   Net credit losses to beginning of
      period allowance for credit losses                  0.32%         3.72%


The Company provided $20,000 to the allowance for possible credit losses during the second quarter of 1997. No loan loss provision was recorded during the second quarter of 1996. For the six months ended June 30, 1997, the Company provided $40,000 to the allowance for possible credit losses as compared to $140,000 during the same period of 1996. The $140,000 provision during the first quarter of 1996 was recorded as a prudent measure, based upon growth in the loan portfolio.


The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                  June 30,           December 31,
                                    1997                 1996
                                          % of                  % of
                                        Category              Category
                                        to Total              to Total
                                 APCL     Loans        APCL     Loans

Commercial loans             $     558    41.42%   $     583    42.85%
Real estate loans                  226    52.13%         202    50.27%
Consumer loans                      46     6.45%          48     6.88%
Not allocated                      151      N/A          111      N/A
     Total                   $     981   100.00%   $     944   100.00%


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

	Investments. The Company continues to invest in callable U.S. government agency securities. These securities offer above market yields, but may be called if interest rates fall below certain levels. If these securites are called, the Company may not be able to reinvest the proceeds to obtain the same yield.

The following table sets forth the amortized cost and approximate market value of investment securities as of the dates indicated:

                                 Gross       Gross    Estimated
                    Amortized  Unrealized Unrealized    Fair       Carrying
June 30, 1997:        Cost       Gains       Losses     Value        Value
Held to maturity
 securities:
   U.S. Government
    agencies       $27,740,714           $(242,220)  $27,498,494  $27,740,714

 Total held to
  maturity          27,740,714            (242,220)   27,498,494   27,740,714

Available for sale
 securities:
   U.S. Treasury     2,980,602  $10,024                2,990,626    2,990,626
   U.S. Government
    agencies         5,000,000    2,500     (6,562)    4,995,938    4,995,938
   Mortgage-backed
    securities       3,729,134            (119,648)    3,609,486    3,609,486
   Municipal bonds     140,000      249        (76)      140,173      140,173

Total available
 for sale           11,849,736   12,773   (126,286)   11,736,223   11,736,223
Total investment
 securities        $39,590,450  $12,773  $(368,506)  $39,234,717  $39,476,937


                                Gross      Gross      Estimated
                   Amortized  Unrealized Unrealized     Fair       Carrying
December 31, 1996    Cost       Gains      Losses       Value        Value
Held to maturity
 securities:
   U.S. Government
    agencies       $25,739,588  $ 9,178  $(214,916)  $25,533,850  $25,739,588

 Total held to
  maturity          25,739,588    9,178   (214,916)   25,533,850   25,739,588

Available for sale
 securities:
   U.S. Treasury     4,976,871   21,550       (621)    4,997,800    4,997,800
   Mortgage-backed
    securities       4,275,304             (99,054)    4,176,250    4,176,250
   Municipal bonds     165,000      500                  165,500      165,500

Total available
 for sale            9,417,175   22,050    (99,675)    9,339,550    9,339,550
Total investment
 securities        $35,156,763  $31,228  $(314,591)  $34,873,400  $35,079,138


	Deposits/Other Borrowings. Total consolidated deposits increased by $9.5 million, or 7.9%, during the six months ended June 30, 1997. This increase was primarily the result of growth in existing operations.

	During 1996, Management made a decision to slow the Company's rate of growth in order to concentrate on improving profit margins.  This policy included repositioning the Company's deposit rates in the marketplace so as to limit non-relationship deposit growth.  This policy continued during the six months ended June 30, 1997 resulting in lower interest rates paid on deposits as compared to the year ended December 31, 1996.  Average noninterest-bearing demand deposits increased 11.1% during the six months ended June 30, 1997 contributing to the decrease in the cost of funds to 3.37% from 3.48% during
1996.  The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                       Six Months Ended        Year Ended
                                         June 30, 1997      December 31, 1996
                                       Average   Average    Average   Average
                                       Balance     Rate     Balance     Rate
Noninterest-bearing demand deposits  $   25,109            $  22,607

Interest-bearing demand deposits
 (includes money market
  deposit accounts)                      76,926     4.08%     70,533     4.11%
Savings deposits                          1,868     1.93%      2,363     1.95%
Time deposits, $100,000 and over          9,386     5.31%      9,023     5.50%
Other time deposits                       8,307     5.05%     10,009     5.40%
    Total interest-bearing               96,487     4.24%     91,928     4.34%

Total deposits                      $   121,596     3.37% $  114,535     3.48%


The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

                                            June 30,       December 31,
Time remaining to maturity                    1997             1996
Three months or less                    $        3,323   $        3,835
After three months to six months                 2,177            1,934
After six months to one year                     3,193            2,159
After twelve months                                840            1,555
   Total                                $        9,533   $        9,483


RESULTS OF OPERATIONS
 Net Interest Income/Net Interest Margin. Net interest income for the quarter ended June 30, 1997 was $1,783,693, an increase of 15.3% over the net interest income of $1,547,369 during the same period of 1996. Net interest income for the six months ended June 30, 1997 was $3,424,030, an increase of 17.9% over the net interest income of $2,904,152 during the same period of 1996. The increases in both periods were primarily due to the growth in commercial lending.

The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                        For the quarter ended June 30,
                                         1997                    1996
                                        Average                 Average
                                Balance Interest Rate   Balance Interest Rate
ASSETS
Federal funds sold             $  7,225  $   98  5.43% $  2,728  $   35  5.13%
Interest-bearing
 deposits with banks                384       6  6.25%      669      10  5.98%
Investment securities            39,385     636  6.46%   42,677     660  6.19%
Mortgage loans held
 for sale                                                  1,958     38  7.76%
Loans                            78,806   2,107 10.69%    65,724  1,791 10.90%
Total earning assets            125,800   2,847  9.05%   113,756  2,534  8.91%
Total non-earning assets         10,885                   11,563
Total assets                  $ 136,685                $ 125,319

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits               $  25,519                $  22,284

Interest-bearing
 transaction accounts            79,234 $   817  4.12%    70,655 $  715  4.05%
Time deposits,
 $100,000 or more                 9,512     126  5.30%     8,732    119  5.45%
Savings and other time            9,944     113  4.55%    12,394    144  4.65%
  Total interest-bearing
   deposits                      98,690   1,056  4.28%    91,781    978  4.26%
Other borrowings                    589       7  4.75%       756      9  4.76%
  Total interest-bearing
   liabilities                   99,279   1,063  4.28%    92,537    987  4.27%
Other liabilities                  1,218                   1,125
Shareholders' equity              10,669                   9,373
Total liabilities
  and shareholders' equity     $ 136,685               $ 125,319

Net interest income                     $ 1,784                 $ 1,547
Net interest margin                               5.67%                  5.44%


                                      For the six months ended June 30,
                                         1997                    1996
                                        Average                 Average
                                Balance Interest Rate   Balance Interest Rate
ASSETS
Federal funds sold             $  6,424  $  170  5.29% $  6,064  $  158  5.21%
Interest-bearing
 deposits with banks                384      12  6.25%      888      28  6.31%
Investment securities            37,472   1,196  6.39%   39,796   1,220  6.14%
Mortgage loans held
 for sale                           132       5  7.58%    2,012      82  8.15%
Loans                            78,816   4,100 10.40%   62,897   3,412 10.85%
Total earning assets            123,228   5,483  8.90%  111,657   4,900  8.78%
Total non-earning assets         10,708                  12,178
Total assets                  $ 133,936               $ 123,835

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits               $  25,109               $  20,970

Interest-bearing
 transaction accounts            76,926 $ 1,567   4.07%  68,595 $ 1,405  4.10%
Time deposits,
 $100,000 or more                 9,386     249   5.31%   8,813     246  5.58%
Savings and other time           10,175     228   4.48%  13,574     330  4.86%
  Total interest-bearing
   deposits                      96,487   2,044   4.24%  90,982   1,981  4.35%
Other borrowings                    654      15   4.59%     634      15  4.73%
  Total interest-bearing
   liabilities                   97,141   2,059   4.24%  91,616   1,996  4.36%
Other liabilities                 1,160                   2,366
Shareholders' equity             10,526                   8,883
Total liabilities
  and shareholders' equity     $133,936                $123,835

Net interest income                    $  3,424                $  2,904
Net interest margin                               5.56%                  5.20%



The net interest margin increased to 5.67% during the second quarter of 1997 from 5.44% in the same quarter of 1996. For the six months ended June 30, 1997, the net interest margin increased to 5.56% from 5.20% for the same period of 1996. The increase in both periods was primarily attributable to an increase in commercial loan activity and an increase noninterest bearing deposits.

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

                                Quarter Ended           Six Months Ended
                                June 30, 1997             June 30, 1997
                                 Compared to               Compared to
                                Quarter Ended           Six Months Ended
                                June 30, 1996             June 30, 1996
                                  Change in                 Change in
                                           Rate/                     Rate/
                           Volume Rate Volume Total  Volume Rate Volume Total
Interest Income:
  Federal funds sold         $58    $2     $3   $63     $9    $2     $1   $12
  Interest-bearing deposits
   with banks                 (4)    0      0    (4)   (16)    0      0   (16)
  Investment securities      (53)   31     (2)  (24)   (71)   50     (3)  (24)
  Mortgage loans held
   for sale                  (38)    0      0   (38)   (77)   (5)     5   (77)
  Loans                      358   (35)    (7)  316    864  (140)   (36)  688
Total Interest Income        321    (2)    (6)  313    709   (93)   (33)  583

Interest Expense:
  Interest-bearing
   transaction accounts       88    12      2   102    172    (9)    (1)  162
  Time deposits,
   $100,000 or more           10    (3)     0     7     16   (12)    (1)    3
  Savings and other time     (28)   (4)     1   (31)   (82)  (26)     6  (102)
  Other borrowings            (2)    0      0    (2)     0     0      0     0
Total Interest Expense        68     5      3    76    106   (47)     4    63

Net Interest Income         $253   ($7)   ($9)  $237  $603  ($46)  ($37) $520


 Noninterest Income. The following table summarizes noninterest income for periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands).

                                      Quarter Ended       Six Months Ended
                                         June 30,             June 30,
Components of Noninterest Income    1997         1996     1997        1996
Gain on sale of loans              $   37       $  151    $  90     $   259
Service fees on deposit accounts      122           99      236         189
Loan servicing fees                     9            4       15          11
Recovery of litigation expenses                     25                1,825
Other                                  36           24       69          75
   Total                           $  204       $  303    $ 410     $ 2,359

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                0.11%        0.48%    0.13%       0.42%
Service fees on deposit accounts     0.36%        0.32%    0.35%       0.31%
Service fees on deposit accounts     0.03%        0.01%    0.02%       0.02%
Recovery of litigation expenses                   0.08%                2.95%
Other                                0.11%        0.08%    0.10%       0.12%
   Total                             0.60%        0.97%    0.61%       3.81%



During the first quarter of 1996, the Company recovered approximately $1.8 million in litigation expenses in conjunction with the settlement and release of its litigation involving Chino Valley Bank.


	Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated.

                                         Quarter Ended       Six Months Ended
                                            June 30,                June 30,
Components of Noninterest Expense         1997       1996      1997      1996
Salaries and employee benefits         $    756  $    764  $  1,546  $  1,729
Occupancy expense                           191       174       382       349
Furniture and equipment expense              85       102       174       196
Professional services                        41        10       102        62
Supplies                                     49        67       102       120
Promotional expenses                         53        53       104        90
Data processing fees                         76        67       147       132
Regulatory assessments                       15        11        30        22
Other                                        99        83       188       166
   Total                               $  1,365  $  1,331  $  2,775  $  2,866
Average full-time equivalent employees       47        51        48        50

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.21%     2.44%     2.31%     2.79%
Occupancy expense                          0.56%     0.56%     0.57%     0.56%
Furniture and equipment expense            0.25%     0.33%     0.26%     0.32%
Professional services                      0.12%     0.03%     0.15%     0.10%
Supplies                                   0.14%     0.21%     0.15%     0.19%
Promotional expenses                       0.16%     0.17%     0.16%     0.15%
Data processing fees                       0.22%     0.21%     0.22%     0.21%
Regulatory assessments                     0.04%     0.04%     0.04%     0.04%
Other                                      0.29%     0.26%     0.28%     0.27%
   Total                                   3.99%     4.25%     4.14%     4.63%


Noninterest expense increased to $1.37 million during the second quarter of 1997 from $1.33 million during the same period of the prior year. For the six months ended June 30, 1997, noninterest expense decreased to $2.78 million from $2.87 million during the same period of the prior year.

	Income Taxes. The Company's effective tax rate for the quarter ended June 30, 1997 was 40.9% as compared to 40.8% in the same period of the prior year. For the six months ended June 30, 1997, the effective tax rate was 40.9% as compared to 41.4% in the same period of the prior year.

	Liquidity and Asset/Liability Management.  Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers.  The objective in liquidity management is to balance the sources and uses of funds.  Primary sources of liquidity for the
Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings.  The Company holds overnight federal funds as a cushion for temporary liquidity needs.  During the six months ended June 30,
1977, federal funds sold averaged $6.4 million, or 4.8% of total assets.  In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan
Bank.

At June 30, 1997, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $51.7 million, or 36.4% of total assets. This represented all available liquid assets, excluding other assets.

Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At June 30, 1997, the loan-to-deposit ratio was 63.3% as compared to 68.1% at December 31, 1996.

Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At June 30, 1997, this ratio was 10.1% as compared to 5.1% at December 31, 1996.

As of June 30, 1997, the Company had no material commitments that were expected to adversely impact liquidity.

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

The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of June 30, 1997, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

June 30, 1997                    Over 90  Over 180  After One   After
                         90 days days to  days to   Year to     Five
                         or less 180 days 365 days  Five Years  Years    Total
Earning Assets
(Rate Sensitive):
 Federal funds sold      $  9,000                                    $   9,000
 Interest-bearing deposits
  with other banks             98 $   196 $    90                          384
 Investment securities      1,232   1,246   1,252  $ 23,363 $ 12,497    39,590
 Mortgage loans held for sale                                                0
 Loans, gross of allowance
  for possible losses      34,427     945   5,217    25,747   15,568    81,904
   Total                   44,757   2,387   6,559    49,110   28,065   130,878

Interest-Bearing Liabilities
(Rate Sensitive):
 Interest-bearing
  transaction deposits                      35,168   45,602             80,770
 Time deposits,
  $100,000 or more          3,323   2,177    3,193      840              9,533
 Savings and other
  time deposits             2,348   1,339    3,813    2,509             10,009
 Other borrowings             729                                          729
   Total                    6,400   3,516   42,174   48,951          $ 101,041
Period GAP               $ 38,357 $(1,129)$(35,615) $   159 $ 28,065
Cumulative GAP           $ 38,357 $37,228 $  1,613  $ 1,772 $ 29,837
Interest Sensitivity
 GAP Ratio                  85.70% (47.30%)(542.99%)   0.32%  100.00%
Cumulative Interest
 Sensitivity                85.70%  78.97%    3.00%    1.72%   22.80%



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

                 Six Months Ended                Year Ended
                   June 30, 1997              December 31, 1997

                       7.86%                        7.44%

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2
(supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 1997, the Company's qualifying capital was 12.19%, 11.17% of which was Tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 1997, the Company's leverage ratio was 7.79%.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	Not applicable.

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 21, 1997.
A quorum was established with the presence of 789,281 shares of 957,542 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - Election of Directors - The following persons were elected as directors:

Name						               	Votes For	   	Votes Withheld

John Cavallucci				       785,041       4,200
Robert E. Eklund				     	785,041	     	4,200
Timothy J. Jorstad			    	785,041	     	4,200
Catherine H. Munson				  	785,041     		4,200
Gary T. Ragghianti				   	785,041      	4,200
Michael J. Smith			     		785,041	     	4,200
Edward P. Tarrant			     	785,041		     4,200
Randall J. Verrue	    				785,041	     	4,200


Proposal 2. - Ratification of Independent Auditors - The firm of Deloitte & Touche LLP was ratified to serve as the Company's independent auditors for the fiscal year 1997. There were 777,356 votes cast for the proposal, 7,071 votes cast against the proposal, and 4,854 abstentions.


Item 5.  Other Information

	Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

(a) List of  Exhibits:

(3)(a)    -- Articles of incorporation (incorporated by reference to the
	         registrant's registration statement on Form S-4 (File No. 33-76832).
(3)(b)    -- By-laws (incorporated by reference to the
	         registrant's registration statement on Form S-4 (File No. 33-76832).
(10)(a)(1)-- Stock Option Plan (incorporated by reference to the
	         registrant's registration statement on Form S-4 (File No. 33-76832).
(10)(a)(2)-- Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)   -- Leases
(10)(b)(1)-- San Rafael Office Lease  (incorporated by reference to Exhibit
         (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its
        		fiscal year ended December 31, 1994).
(10)(b)(2)-- South San Francisco Office Lease (incorporated by reference to
        		Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(3)-- Hayward Office Lease (incorporated by reference to Exhibit
         (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its
        		fiscal year ended December 31, 1994).
(10)(b)(4)-- Upland Office Lease (incorporated by reference to Exhibit
         (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its
        		fiscal year ended December 31, 1994).

(27)	     -- Financial Data Schedule


(b) Reports on Form 8-K.

      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MCB FINANCIAL CORPORATION
                              (Registrant)



Date:	August 13, 1997 		          		 /s/ Patrick E. Phelan
						                              	Patrick E. Phelan
					                              		Chief Financial Officer
						                              	(Principal Accounting Officer)