Form 10QSB
period 1997-09-30
MCB FINANCIAL CORP
filed 1997-11-14
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 10, 1997

Class
Common stock, no par value                           1,027,540

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30, December 31,
                                                              1997         1996
ASSETS                                                 (Unaudited)
Cash and due from banks                                $  8,317,916 $  9,609,584
Federal funds sold                                        5,800,000      770,000
     Total cash and cash equivalents                     14,117,916   10,379,584
Interest-bearing deposits with banks                        286,000      384,000
Investment securities available for sale at fair value 11,415,029 9,339,550 Investment securities held to maturity; fair values
     of $26,682,890 in 1997 and $25,533,850 in 1996      26,741,271   25,739,588
Mortgage loans sold pending settlement                                   647,600
Loans held for investment (net of allowance for possible
     credit losses of $1,001,015 in 1997 and $944,105
     in 1996                                             85,931,076   80,121,693
Premises and equipment - net                              2,431,882    2,278,163
Accrued interest receivable                                 939,881    1,003,016
Deferred income taxes                                       661,051      621,191
Other assets                                              1,035,843      989,921
     Total assets                                    $  143,559,949 $ 31,504,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                           $  29,849,952 $ 26,265,743
        Interest-bearing:
           Transaction accounts                          79,884,106   73,532,399
           Time certificates, $100,000 and over          10,869,935    9,483,134
           Savings and other time deposits                9,703,156   10,577,186
              Total interest-bearing deposits           100,457,197   93,592,719
              Total deposits                            130,307,149  119,858,462

     Other borrowings                                       736,096      446,776
     Accrued interest payable and other liabilities       1,034,196    1,013,939
              Total liabilities                         132,077,441  121,319,177


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued 1,030,460 shares in 1997 and 954,422 shares in 1996, outstanding 1,018,880 shares in 1997 and
        942,842 in 1996                                  10,238,029   9,398,574
     Unrealized loss on investment securities available
        For sale-net                                        (18,182)    (45,378)
     Retained earnings                                    1,262,661     831,933
        Total shareholders' equity                       11,482,508  10,185,129
Total liabilities and shareholders' equity           $  143,559,949$131,504,306

See notes to condensed consolidated financial statements.

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   Three Months Ended       For the Nine Months
                                      September 30,         Ended September 30,
                                    1997         1996         1997       1996
                                    (Unaudited)                 (Unaudited)
INTEREST INCOME:
   Loans, including fees       $ 2,234,858  $ 2,095,254  $ 6,339,870 $ 5,589,186
   Federal funds sold               79,567       32,487      249,619     190,665
   Investment securities           687,358      609,622    1,895,154   1,857,321
        Total                    3,001,783    2,737,363    8,484,643   7,637,172

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits       947,743      879,456    2,742,023   2,614,568
   Time certificates, $100,000
     and over                      142,704      122,819      392,129     368,705
   Other interest                    5,858        9,088       20,983      23,747
        Total                    1,096,305    1,011,363    3,155,135   3,007,020

NET INTEREST INCOME              1,905,478    1,726,000    5,329,508   4,630,152

PROVISION FOR POSSIBLE
   CREDIT LOSSES                    20,000       35,000       60,000     175,000

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES        1,885,478    1,691,000    5,269,508   4,455,152

OTHER INCOME:
   Gain on sale of loans            26,046       88,994      116,174     347,607
   Service fees on deposit
     accounts                      124,566       96,645      360,446     286,058
   Loan servicing fees               7,808        6,083       23,249      17,453
   Recovery of litigation expenses                                     1,824,689
   Other                            56,215       29,857      125,013     104,980
        Total                      214,635      221,579      624,882   2,580,787

OTHER EXPENSES:
   Salaries and employee benefits  708,979      720,889    2,254,733   2,449,634
   Occupancy expense               200,764      180,828      583,212     529,594
   Furniture and equipment expense  74,405       96,386      247,939     292,692
   Professional services           165,485       75,946      267,604     137,808
   Supplies                         49,009       52,971      151,324     172,734
   Promotional expenses             47,423       67,105      151,528     157,515
   Data processing fees            105,961       69,004      253,266     200,935
   Regulatory assessments           15,544       11,516       45,021      34,143
   Other                            86,938       86,392      275,041     252,108
        Total                    1,454,508    1,361,037    4,229,668   4,227,163

INCOME BEFORE INCOME TAXES         645,605      551,542    1,664,722   2,808,776

INCOME TAX EXPENSE                 267,357      224,888      684,031   1,159,526

NET INCOME                       $ 378,248    $ 326,654    $ 980,691 $ 1,649,256

NET INCOME PER COMMON SHARE:
   Primary                          $ 0.36       $ 0.33       $ 0.94      $ 1.66
   Fully diluted                    $ 0.35       $ 0.33       $ 0.93      $ 1.66

See notes to condensed consolidated financial statements

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Nine Months
                                                         Ended September 30,
                                                         1997           1996
OPERATING ACTIVITIES:                                        (Unaudited)
   Net income                                   $       980,691 $     1,649,250
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Originations of loans for sale                                   (26,407,000)
   Settlement of mortgage loans sold                    647,600      29,060,220
   Provision for possible credit losses                  60,000         175,000
   Depreciation and amortization                        241,852         400,063
   Recovery of litigation expenses                                   (1,800,000)
   Change in deferred income taxes                      (59,186)      1,435,503
   Decrease in accrued interest receivable               63,135         116,503
   (Increase) decrease in other assets                  (56,430)      1,915,664
   Increase (decrease) in accrued interest payable and
     other liabilities                                   76,215      (1,992,765)
       Net cash provided by operating activities      1,953,877       4,552,438

INVESTING ACTIVITIES:
   Held to maturity securities:
     Maturities                                                       3,000,000
     Calls                                            2,000,000       6,000,000
     Purchases                                       (3,000,000)    (16,238,750)
   Available for sale securities:
     Maturities                                       3,997,064      10,998,591
     Calls                                            2,000,000
     Purchases                                       (8,016,758)     (1,000,481)
   Decrease in interest-bearing deposits with banks      98,000         885,000
   Net increase in loans held for investment         (5,869,383)    (19,556,295)
   Purchases of premises and equipment                 (409,109)        (89,797)
       Net cash used by investing activities         (9,200,186)    (16,001,732)

FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                  3,584,209       2,624,322
   Net increase in interest-bearing transaction,
     savings and other time deposits                  6,864,478       5,269,058
   Net increase in other borrowings                     289,320         537,122
   Cash dividends paid                                   (2,122)
   Proceeds from the exercise of stock options          248,756
       Net cash provided by financing activities     10,984,641       8,430,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  3,738,332      (3,018,792)

CASH AND CASH EQUIVALENTS:
   Beginning of period                               10,379,584      12,566,117

   End of period                                $    14,117,916 $     9,547,325
CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings    $     3,167,006 $     3,155,374
   Income taxes                                 $       720,000 $         1,600

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock dividends paid on common stock         $       590,699


See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

Item 1.	Financial Statements

Introduction and Basis of Presentation

	The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1996. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 1997 may not be indicative of operating results for the year ended December 31, 1997. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.


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

	The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:
                                                     Three          Nine
                                                     Months         Months
                                                      Ended          Ended
                                                  September 30,   September 30,
                                                   1997   1996     1997   1996
      Pro forma basic EPS. . . . . . . . . . . .  $0.38  $0.33    $0.98  $1.67
      Pro forma diluted EPS. . . . . . . . . . .  $0.36  $0.33    $0.94  $1.66

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


OVERVIEW
	Earnings Summary. The Company reported net income of $378,248, or $0.36 per share, for the third quarter of 1997. This compares to net income of $326,654, or $0.33 per share, for the same period in 1996. Improvement in net interest income, due to the growth in average loans, continued to positively impact the net interest margin.
	For the nine months ended September 30, 1997, the Company reported net income of $980,691 or $0.94 per share. This compares to net income of $1,649,250, or $1.66 per share, for the same period of 1996 (which includes a pre-tax recovery of approximately $1.8 million from the Company's litigation contingency reserve in conjunction with the settlement of its outstanding litigation). Excluding the litigation recovery, net income for the nine months ended September 30, 1996 would have been approximately $777,000 or $0.78 per share.

	Return on average assets and return on average equity for the third quarter of 1997 were 1.06% and 13.46%, respectively, as compared to 1.02% and 13.45%, respectively, for the same period of 1996. Return on average assets and return on average equity for the nine months ended September 30, 1997 were 0.95% and 12.12%, respectively, as compared to 1.76% and 23.98%, respectively, for the same period of 1996.

FINANCIAL CONDITION
	Summary. Total assets of the Company increased by $12.1 million, or 9.2%, from the end of 1996 to reach $143.6 million at September 30, 1997. This increase resulted from growth in existing operations.


	Loans Held for Investment. Net loans held for investment increased by $5.8 million, or 7.25%, during the first nine months of 1997. The following table sets forth the amount of total loans outstanding by category as of the dates indicated:

Total Loans                                       September 30,  December 31,
(dollar amounts in thousands)                          1997          1996
Commercial                                       $      22,737  $     16,851
Real estate:
   Commercial                                           53,974        49,856
   Construction                                          4,470         7,348
   Land                                                  1,024         1,807
Home equity                                              2,316         2,809
Loans to consumers and individuals                       2,521         2,458
       Total                                            87,042        81,129
Deferred loan fees                                        (110)          (63)
Allowance for possible credit losses                    (1,001)         (944)
    Total net loans                              $      85,931  $     80,122


	In the normal practice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $69.3 million, or 79.7% of the total portfolio as of September 30, 1997. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan.

	The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of September 30, 1997, the two largest industry concentrations within the loan portfolio were real estate and related services at 23.7% and the business/personal service industry at 17.9% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

	Mortgage Loans. No mortgage loans sold pending settlement existed at September 30, 1997 versus $647,600 at December 31, 1996. Due to production changes in the mortgage industry and the unfavorable prospects for future improvement, the Company decided to wind down its wholesale Mortgage Banking operations at the end of 1996. The mortgage industry continues to shift away from the use of wholesalers in favor of direct lending. In addition, competitive pressures continue to reduce the gross margins earned by wholesalers.

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

	As of September 30, 1997, the Company had nonperforming assets in the amount of $176,000, of which $79,000 represented one nonaccrual loan. Had this nonaccrual loan performed under its contractual terms approximately $9,593 in additional interest income would have been recognized during 1997. The Company had loans 90 days or more past due and still accruing in the amount of $97,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated.

Nonperforming Assets                          September 30,   December 31,
(dollar amounts in thousands)                      1997           1996

Nonaccrual loans                            $           79  $          79
Loans 90 days or more past due and
  still accruing                                        97
Other real estate owned
                                            $          176  $          79

As a percent of total loans                           0.20%          0.10%
As a percent of total assets                          0.12%          0.06%


 	At September 30, 1997, the Company had loans identified as impaired in the amount of $176,000. At September 30, 1997, no specific allowance for possible credit losses was required for these impaired loans.

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

	In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 1997, the APCL of $1,001,015, or 1.15% of total loans was determined to be adequate against foreseeable future losses.

	The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                     September 30, December 31,
                                                         1997         1996
Balances:
 Average loans during period (includes
   mortgage loans held for sale)                      $    80,441  $    72,393
 Loans at end of period (includes mortgage
   loans held for sale)                                    86,932       81,713

 Allowance for Possible Credit Losses:
   Balance at beginning of period                             944          752
   Actual credit losses:
     Commercial loans                                          46           47
     Loans to consumers and individuals                         3
       Total                                                   49           47
   Actual credit recoveries:
     Commercial loans                                          46           16
     Loans to consumers and individuals                                      3
       Total                                                   46           19
   Net credit losses                                            3           28
   Provision charged to operating expenses                     60          220
   Balance at end of period                           $     1,001  $       944

Ratios:
   Net credit losses to average loans                        0.00%        0.04%
   Allowance for possible credit losses to loans
     at end of period                                        1.15%        1.16%
   Net credit losses to beginning of period
     allowance for credit losses                             0.32%        3.72

	The Company provided $20,000 to the allowance for possible credit losses during the third quarter of 1997 as compared to $35,000 during the same period of 1996. For the nine months ended September 30, 1997, the Company provided $60,000 to the allowance for possible credit losses as compared to $175,000 during the same period of 1996. A provision of $140,000 was recorded during the first quarter of 1996 as a prudent measure, based upon growth in the loan portfolio.


	The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                  September 30, 1997       December 31, 1996
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                  $    553     44.33%      $    583    42.85%
Real estate loans                      230     49.94%           202    50.27%
Consumer loans                          44      5.73%            48     6.88%
Not allocated                          174       N/A            111      N/A
     Total                        $  1,001    100.00%      $    944   100.00%


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


	The following table sets forth the amortized cost and approximate market value of investment securities as of the dates indicated:

                          Gross      Gross      Estimated
                         Amortized Unrealized Unrealized     Fair      Carrying
September 30, 1997:        Cost      Gains      Losses       Value       Value

Held to maturity securities:
  U.S. Government
    agencies             $26,741,271  $51,062 $(109,443) $26,682,890 $26,741,271

Total held to maturity    26,741,271   51,062  (109,443)  26,682,890  26,741,271

Available for sale securities:
  U.S. Treasury            5,001,814   21,623              5,023,437   5,023,437
  U.S. Government
    agencies               3,000,000    2,813              3,002,813   3,002,813
  Mortgage-backed
    Securities             3,304,316            (56,181)   3,248,135   3,248,135
    Municipal bonds          140,000      644                140,644     140,644
Total availalable
  for sale                11,446,130   25,080   (56,181)  11,415,029  11,415,029

Total investment
  securities             $38,187,401  $76,142 $(165,624) $38,097,919 $38,156,300



                          Gross      Gross      Estimated
                         Amortized Unrealized Unrealized     Fair      Carrying
Decemmber 31, 1997:        Cost      Gains      Losses       Value       Value

Held to maturity securities:
  U.S. Government
    agencies             $25,739,588  $ 9,178 $(214,916) $25,533,850 $25,739,588

Total held to maturity    25,739,588    9,178  (214,916)  25,533,850  25,739,588

Available for sale securities:
  U.S. Treasury            4,976,871   21,550      (621)   4,997,800   4,997,800
  Mortgage-backed
    Securities             4,275,304            (99,054)   4,176,250   4,176,250
    Municipal bonds          165,000      500                165,500     165,000
Total availalable
  for sale                 9,417,175   22,050   (99,675)   9,339,550   9,339,550

Total investment
  securities             $35,156,763  $31,228 $(314,591) $34,873,400 $35,079,138



	Deposits/Other Borrowings. Total consolidated deposits increased by $10.4 million, or 8.7%, during the nine months ended September 30, 1997. This increase was primarily the result of growth in existing operations.

	During 1996, Management made a decision to slow the Company's rate of growth in order to concentrate on improving profit margins. This policy included repositioning the Company's deposit rates in the marketplace so as to limit non-relationship deposit growth. This policy continued during the nine months ended September 30, 1997 resulting in lower interest rates paid on deposits as compared to the year ended December 31, 1996. Average noninterest-bearing demand deposits increased 15.3% during the nine months ended September 30, 1997 contributing to the decrease in the cost of funds to 3.37% from 3.48% during 1996. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                       Nine Months  Ended       Year Ended
                                       September 30, 1997    December 31, 1996
                                       Average    Average    Average   Average
                                       Balance       Rate    Balance      Rate
Noninterest-bearing demand deposits   $ 26,069              $ 22,607

Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     78,476      4.09%     70,533     4.11%
Savings deposits                         1,893      1.94%      2,363     1.95%
Time deposits, $100,000 and over         9,692      5.39%      9,023     5.50%
Other time deposits                      8,148      5.10%     10,009     5.40%
    Total interest-bearing              98,209      4.26%     91,928     4.34%

Total deposits                        $124,278      3.37%   $114,535     3.48%



	The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

                                          September 30,    December 31,
Time remaining to maturity                    1997             1996
Three months or less                      $      2,988     $     3,835
After three months to six months                 3,088           1,934
After six months to one year                     4,069           2,159
After twelve months                                725           1,555
          Total                           $     10,870     $     9,483


RESULTS OF OPERATIONS
	Net Interest Income/Net Interest Margin. Net interest income for the quarter ended September 30, 1997 was $1,905,478, an increase of 10.4% over the net interest income of $1,726,000 during the same period of 1996. Net interest income for the nine months ended September 30, 1997 was $5,329,508, an increase of 15.1% over the net interest income of $4,630,152 during the same period of 1996. The increases in both periods were primarily due to the growth in commercial lending.
	The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):


                                        For the quarter ended September 30,
                                            1997                   1996
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  5,801 $   80  5.52% $  2,531 $   32  5.06%
Interest-bearing deposits
  with banks                           338      5  5.92%      467      7  6.00%
Investment securities               42,168    682  6.47%   38,247    603  6.32%
Mortgage loans held for sale                                  964     21  8.71%
Loans                               83,380  2,235 10.72%   74,472  2,074 11.14%
Total earning assets               131,687  3,002  9.12%  116,681  2,737  9.39%
Total non-earning assets            11,051                 11,238
Total assets                      $142,738               $127,919

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 27,957               $ 23,734

Interest-bearing transaction
  Accounts                          81,569    836  4.10%   71,962    746  4.15%
Time deposits, $100,000 or more     10,292    143  5.56%    9,105    123  5.40%
Savings and other time               9,780    111  4.54%   11,580    133  4.59%
  Total interest-bearing deposits  101,641  1,090  4.29%   92,647  1,002  4.33%
Other borrowings                       484      6  4.96%      799      9  4.51%
  Total interest-bearing
    Liabilities                    102,125  1,096  4.29%   93,446  1,011  4.33%
Other liabilities                    1,414                  1,026
Shareholders' equity                11,242                  9,713
Total liabilities
  and shareholders' equity        $142,738               $127,919

Net interest income                        $1,906                 $1,726
Net interest margin                                5.79%                  5.92%


                                      For the nine months ended September 30,
                                            1997                   1996
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  6,214 $  250  5.36% $  4,878 $  191  5.22%
Interest-bearing deposits
  with banks                           369     17  6.14%      747     35  6.25%
Investment securities               39,059  1,878  6.42%   39,287  1,822  6.19%
Mortgage loans held for sale            87      5  7.66%    1,660    103  8.27%
Loans                               80,354  6,335 10.51%   66,783  5,486 10.95%
Total earning assets               126,083  8,485  8.98%  113,355  7,637  8.99%
Total non-earning assets            10,840                 11,856
Total assets                      $136,923               $125,211

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 26,069               $ 21,897

Interest-bearing transaction
  Accounts                          78,476  2,403  4.08%   69,724  2,152  4.12%
Time deposits, $100,000 or more      9,692    392  5.39%    8,911    369  5.52%
Savings and other time              10,041    339  4.50%   12,905    462  4.77%
  Total interest-bearing deposits   98,209  3,134  4.25%   91,540  2,983  4.34%
Other borrowings                       597     21  4.69%      690     24  4.64%
  Total interest-bearing
    Liabilities                     98,806  3,155  4.26%   92,230  3,007  4.35%
Other liabilities                    1,260                  1,915
Shareholders' equity                10,788                  9,169
Total liabilities
  and shareholders' equity        $136,923               $125,211

Net interest income                        $5,330                 $4,630
Net interest margin                                5.64%                  5.45%



The net interest margin decreased to 5.79% during the third quarter of 1997 from 5.92% in the same quarter of 1996 as loan yields fell to 10.72% compared to 11.14%. For the nine months ended September 30, 1997, the net interest margin increased to 5.64% from 5.45% for the same period of 1996 as interest rates paid on deposits declined to 4.26% from 4.35%.

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


                                 Quarter Ended            Nine Months Ended
                               September 30, 1997         September 30, 1997
                                  Compared to                Compared to
                                 Quarter Ended            Nine Months Ended
                               September 30, 1996         September 30, 1996
                                   Change in                  Change in
                                           Rate/                     Rate/
                           Volume  Rate  Volume Total  Volume  Rate Volume Total
Interest Income:
  Federal funds sold         $41    $3      $4   $48     $53    $5     $1   $59
  Interest-bearing deposits
    with banks                (2)    0       0    (2)    (17)   (1)     0   (18)
  Investment securities       64    14       1    79     (11)   67      0    56
  Mortgage loans held
    for sale                 (21)    0       0   (21)    (97)   (8)     7   (98)
  Loans                      248   (78)     (9)  161   1,114  (220)   (45)  849
Total Interest Income        330   (61)     (4)  265   1,042  (157)   (37)  848

Interest Expense:
  Interest-bearing
    Transaction accounts     100    (9)     (1)   90     275   (21)    (3)  251
  Time deposits, $100,000
    or more                   16     4       0    20      33    (9)    (1)   23
  Savings and other time     (21)   (1)      0   (22)   (103)  (26)     6  (123)
  Other borrowings            (4)     1      0    (3)     (3)    0      0    (3)
Total Interest Expense        91     (5)    (1)   85     202   (56)     2   148

Net Interest Income         $239   ($56)   ($3) $180    $840 ($101)  ($39) $700



	Noninterest Income. The following table summarizes noninterest income for periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands).


                                          Quarter Ended      Nine Months Ended
                                          September 30,        September 30,
Components of Noninterest Income           1997      1996       1997      1996
Gain on sale of loans                    $   26    $   89     $  116    $  348
Service fees on deposit accounts            125        97        361       286
Loan servicing fees                           8         6         23        17
Recovery of litigation expenses                                          1,825
Other                                        56        30        125       105
  Total                                  $  215    $  222     $  625    $2,581

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                      0.07%     0.28%      0.11%     0.37%
Service fees on deposit accounts           0.35%     0.30%      0.35%     0.30%
Loan servicing fees                        0.02%     0.02%      0.02%     0.02%
Recovery of litigation expenses                                           1.94%
Other                                      0.16%     0.09%      0.12%     0.11%
  Total                                    0.60%     0.69%      0.60%     2.74%


	During the first quarter of 1996, the Company recovered approximately $1.8 million in litigation expenses in conjunction with the settlement and release of its litigation involving Chino Valley Bank.


	Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated.


                                          Quarter Ended      Nine Months Ended
                                          September 30,        September 30,
Components of Noninterest Expense          1997      1996       1997      1996
Salaries and employee benefits           $  709    $  721     $2,255    $2,450
Occupancy expense                           201       181        583       530
Furniture and equipment expense              74        96        248       292
Professional services                       166        76        268       138
Supplies                                     49        53        151       173
Promotional expenses                         47        67        152       157
Data processing fees                        106        69        253       201
Regulatory assessments                       16        12         45        34
Other                                        87        86        275       252
  Total                                  $1,455    $1,361     $4,230    $4,227
Average full-time equivalent employees       46        50         48        50

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             1.99%     2.25%      2.20%     2.61%
Occupancy expense                          0.56%     0.57%      0.57%     0.56%
Furniture and equipment expense            0.21%     0.30%      0.24%     0.31%
Professional services                      0.47%     0.24%      0.26%     0.15%
Supplies                                   0.14%     0.17%      0.15%     0.18%
Promotional expenses                       0.13%     0.21%      0.15%     0.17%
Data processing fees                       0.30%     0.22%      0.25%     0.21%
Regulatory assessments                     0.04%     0.04%      0.04%     0.04%
Other                                      0.24%     0.27%      0.27%     0.27%
  Total                                    4.08%     4.26%      4.13%     4.50%


Noninterest expense increased to $1.5 million during the third quarter of 1997 from $1.4 million during the same period of the prior year. For the nine months ended September 30, 1997, noninterest expense remained consistent with the same period of the prior year. Professional services increased due to costs associated with a dispute regarding a former employee's employment agreement. Data processing fees included charges incurred in connection with making the Company's computer systems year 2000 compliant. The Company expects to continue incurring charges related to this project through the year 2000.

	Income Taxes. The Company's effective tax rate for the quarter ended September 30, 1997 was 41.4% as compared to 40.8% in the same period of the prior year. For the nine months ended September 30, 1997, the effective tax rate was 41.1% as compared to 41.3% in the same period of the prior year.

	Liquidity and Asset/Liability Management.  Liquidity is the
Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 1997, federal funds sold averaged $6.2 million, or 4.5% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

	At September 30, 1997, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $47.4 million, or 33.0% of total assets. This represented all available liquid assets, excluding other assets.

	Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At September 30, 1997, the loan-to-deposit ratio was 66.7% as compared to 68.1% at December 31, 1996.

	Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At September 30, 1997, this ratio was 7.6% as compared to 5.1% at December 31, 1996.

	As of September 30, 1997, the Company had no material commitments that were expected to adversely impact liquidity.

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

	The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of September 30, 1997, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms
(dollar amounts in thousands):


September 30, 1997                                        After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $ 5,800                                    $  5,800
  Interest-bearing deposits
    With other banks             196      90                                 286
  Investment securities        1,113   1,126     1,658   24,793   9,497   38,187
  Mortgage loans held for sale                                                 0
  Loans, gross of allowance
    for possible losses       35,898   3,085     4,472   28,249  15,228   86,932
      Total                   43,007   4,301     6,130   53,042  24,725  131,205

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        34,778   45,106           79,884
  Time deposits, $100,000
    or more                   2,988    3,088     4,069      725           10,870
  Savings and other
    time deposits             1,914    2,376     2,693    2,720            9,703
  Other borrowings              736                                          736
      Total                   5,638    5,464    41,540   48,551         $101,193
Period GAP                  $37,369  $(1,163) $(35,410) $ 4,491 $24,725
Cumulative GAP              $37,369  $36,206  $    796  $ 5,287 $30,012
Interest Sensitivity
  GAP Ratio                   86.89%  (27.04%) (577.65%)   8.47% 100.00%
Cumulative Interest
  Sensitivity                 86.89%   76.53%     1.49%    4.97%  22.87%


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


                      Nine Months Ended           Year Ended
                      September 30, 1997       December 31, 1996

                            7.88%                    7.44%



	Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 1997, the Company's qualifying capital was 12.28%, 11.28% of which was Tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 1997, the Company's leverage ratio was 7.83%.

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

MCB FINANCIAL CORPORATION
(Registrant)



Date:	November 13, 1997              /s/ Patrick E. Phelan
                                     Patrick E. Phelan
                                     Chief Financial Officer
                                     (Principal Accounting Officer)
23


30


6