Form 10KSB
period 1997-12-31
MCB FINANCIAL CORP
filed 1998-03-30
CIK 902789

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No .
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].
     The issuer's revenues for its most recent fiscal year were $12,338,826.
     At March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $16,123,176. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the issuer were deemed to be shares of Common Stock held by affiliates.
     At March 23, 1998, the issuer had outstanding 1,382,202 shares of Common Stock, no par value, which is the issuer's only class of common stock.

Documents Incorporated by Reference:
  Part II of this Form 10-KSB incorporates information by reference from certain portions of the issuer's 1997 Annual Report to Shareholders. The information required to be furnished pursuant to Part III of this Form 10-KSB will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1998, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.


TABLE OF CONTENTS


                                                                      Page
PART I

 Item 1.  Description of Business                                        3
     MCB Financial                                                       3
     Metro Commerce                                                      3
     Competition                                                         5
     Insurance                                                           5
     Employees                                                           6
   Supervision and Regulation                                            6
     MCB Financial                                                       6
     Metro Commerce                                                     10
   Restrictions on Transfers of Funds to
     MCB Financial by Metro Commerce                                    25
 Item 2.  Description of Property                                       27
 Item 3.  Legal Proceedings                                             27
 Item 4.  Submission of Matters to a Vote of Security Holders           27


PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters      28
 Item 6.  Management's Discussion and Analysis                          28
 Item 7.  Financial Statements                                          33
 Item 8.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                           33


PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act             34
Item 10.  Executive Compensation                                        34
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                    34
Item 12.  Certain Relationships and Related Transactions                34
Item 13.  Exhibits and Reports on Form 8-K                              34

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

Currently, Metro Commerce conducts its business operations through its head office located in San Rafael, California, and through its four branch office locations in San Francisco, South San Francisco, Hayward, and Upland, California. An application to establish the branch in South San Francisco, California was approved by the Comptroller on September 7, 1993, and an application to establish the branch in Upland, California was approved by the Comptroller on February 27, 1995. The South San Francisco office was opened on May 9, 1994, and the Upland office was opened on February 28, 1995. An application to establish the branch in San Francisco was approved by the Comptroller on December 10, 1997. This office opened January 8, 1998.

Metro Commerce's primary service area is central Marin County along with the cities of San Francisco, South San Francisco, Hayward and Upland. Most of Metro Commerce's loans and deposits originate from small and medium sized businesses and professionals located within Metro Commerce's primary service areas.

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

As of December 31, 1997, Metro Commerce had a total of 53 full-time equivalent employees. The management of Metro Commerce believes that its employee relations are satisfactory.


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

     During 1996, the Federal Reserve Board increased the types of activities in which bank holding companies can engage, and made it easier to engage in such activities, by adopting interim regulations to implement Section 2208 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"). The Economic Growth Act permits certain well-capitalized bank holding companies to engage (de novo or by acquisition) in activities previously approved by regulation without submitting a prior application. Under the new procedure, a qualifying bank holding company can engage in new permitted activities after providing 12 business days advance notice to the Federal Reserve Board. To qualify, the bank holding company must be well-capitalized and must have received a sufficiently high composite rating and management rating during its last examination.
     The interim rule defines well-capitalized for purposes of the new procedures. In general, in order for a bank holding company to be considered well capitalized, it must (a) have a total risk-based capital ratio of 10% or more, (b) have a Tier 1 risk-based capital ratio of 6% or more, (c) have either
(i) a Tier 1 leverage ratio of 5% or more or (ii) a composite rating of 1 or use a market risk adjustment to its risk-based capital ratio, and have a tier 1 leverage ratio of 3% or more, and (d) not be subject to any written agreement, order or capital directive issued by the Federal Reserve Board. This change in the law provides an advantage to a well-capitalized bank holding company, permitting it to engage in new activities more freely and quickly. MCB Financial is considered well-capitalized under this rule.

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

     Furthermore, MCB Financial is required by the Federal Reserve Board to maintain certain levels of capital. The Federal Reserve Board's risk-based capital guidelines establish a minimum level of qualifying total capital to risk-weighted assets of 8.00% (of which at least 4.00% should be in the form of Tier I capital). Tier I capital generally consists of common shareholder's equity less goodwill. The regulations set forth minimum requirements, and the Federal Reserve Board has reserved the right to require that companies maintain higher capital ratios. As of December 31, 1997, MCB Financial had a ratio of total qualifying capital to risk-weighted assets of 12.4% of which 11.5% was in
the form of Tier I capital.   Additionally, the Federal Reserve Board has
established a minimum leverage ratio of 4.00%, except that the most highly rated bank holding companies may operate at a minimum leverage ratio of 3.00%. The leverage ratio consists of Tier I capital divided by quarterly average assets, excluding goodwill. As of December 31, 1997, MCB Financial's leverage ratio was 8.1%. For a more complete description of the Federal Reserve Board's risk-based and leverage capital guidelines, see "Effect of Governmental Policies and Legislation - Capital Adequacy Guidelines."

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

     MCB Financial is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, MCB Financial and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

     A California corporation such as MCB Financial may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, such a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio translates into a minimum capital ratio of 20 percent, most bank holding companies, including MCB Financial based on its current capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

     The primary source of funds for payment of dividends by MCB Financial to its shareholders is the receipt of dividends from the Bank. MCB Financial's ability to receive dividends from the Bank is limited by applicable federal law. Under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "undercapitalized" categories under the FDIC's Prompt Corrective Action regulations. A bank is undercapitalized for this purpose if its leverage ratio, Tier 1 risk-based capital level and total risk-based capital ratio are not at least four percent, four percent and eight percent, respectively. See "Prompt Corrective Regulatory Action."

     In addition, the National Bank Act prohibits a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, the bank may not pay dividends. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses.

     The FRB and the OCC have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FRB or the OCC could determine that payment of dividends or other payments by MCB Financial or the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank to fall below required capital levels could also be prohibited.

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

     The deposits of Metro Commerce are insured by the FDIC, which currently insures deposits of each member bank generally to a maximum of $100,000 per depositor. For this protection, Metro Commerce, as is the case with all insured banks, pays a semi-annual statutory assessment and is subject to certain of the rules and regulations of the FDIC. (See "SUPERVISION AND REGULATION - Effect on Governmental Policies and Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Deposit Insurance Assessments", herein.) Metro Commerce is also a member of the Federal Reserve System, and as such is subject to the applicable provisions of the Federal Reserve Act, as amended, and regulations thereunder. Metro Commerce is also subject to applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

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

     Furthermore, Metro Commerce is required by the OCC to maintain certain levels of capital. For a description of the risk-based capital regulations, see "SUPERVISION AND REGULATION - Effect on Governmental Policies and Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Action"; and "Capital Adequacy Guidelines".

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

     Insured depository institutions are subject to certain incremental supervisory restraints based on their actual or imputed ranking within the five capital categories. All such institutions are prohibited from paying management fees to controlling persons or, with certain limited exceptions, making a capital distribution if, after such transaction, the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions. Also, Federal Reserve Bank advances to such institutions (and institutions rated composite 5 under the applicable regulatory rating system in its most recent report of examination) for more than 60 days are generally restricted. In order to receive regulatory approval of the required capital restoration plan, a company controlling an undercapitalized institution is required to guarantee its subsidiary's compliance with the capital restoration plan, up to an amount equal to the lesser of 5% of the subsidiary bank's assets or the amount of the capital deficiency when the bank first failed to comply with the plan.

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

     FDICIA and its enabling regulations provide for further restrictions applicable solely to critically undercapitalized insured depository institutions, including at a minimum, prohibitions on the following activities without the appropriate federal regulator's prior written consent: (i) entering into material transactions other than in the usual course of business; (ii) extending credit for highly leveraged transactions; (iii) amending an institution's charter or bylaws; (iv) making a material change in accounting methods; (v) engaging in certain transactions with affiliates; (vi) paying excessive compensation or bonuses; or (vii) paying rates on new or renewed liabilities significantly in excess of market rates. Additionally, 60 days after becoming critically undercapitalized, an institution may not make payments of interest or principal on subordinated debt without the permission of the FDIC and its primary federal regulator. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution will not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

     Although Metro Commerce was deemed to be well capitalized as of December 31, 1997 under the prompt corrective action provisions of FDICIA, a subsequent reduction in Metro Commerce's capital could cause it to fall within a lower capital category and subject it to the mandatory and discretionary sanctions applicable to that category. Further, as noted above, an institution that, based upon its capital levels, is adequately capitalized or undercapitalized can, under certain circumstances, be reclassified to the next lower capital category.

     Rules Governing Insiders. Directors, officers and principal shareholders of MCB Financial, and the companies with which they are associated, may conduct banking transactions with the Bank in the ordinary course of business. Any loans and commitments to loans included in such transactions must be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.

     FDICIA restates and enhances the scope of the Federal Reserve Act limitations on extensions of credit to officers, directors, and principal shareholders of member banks. FDICIA expands the scope of the Federal Reserve Act restrictions to include all state nonmember banks. Under FDICIA, insider loan limitations applicable to banks will also be made applicable to their subsidiaries.

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

     Brokered Deposits.   The FDIC has adopted regulations pursuant to FDICIA
which govern the receipt of brokered deposits. Under the regulations, brokered deposits include any deposit obtained from or through a deposit broker, and include deposits, however obtained, of institutions that offer rates "significantly higher" than those in the market area. An institution may only accept brokered deposits if it is (i) "well capitalized" or (ii) "adequately capitalized" and receives a waiver from the FDIC. "Adequately capitalized" institutions that receive waivers to accept brokered deposits are, however, subject to certain limits on the maximum rates which they may pay on such deposits. "Undercapitalized" institutions may not accept brokered deposits, nor may they offer deposit instruments yielding in excess of 75 basis points over prevailing yields offered on comparable instruments in the relevant market area. Also, FDICIA provides that the FDIC shall not, in most circumstances, provide deposit insurance coverage on a "pass-through" basis for certain employee benefit plans to institutions prohibited from accepting brokered deposits. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" for purposes of the brokered deposit regulations generally conform with the definitions of those terms adopted by the FDIC for purposes of implementing the prompt corrective action provisions of FDICIA. (See "Effect of Governmental Policies and Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Regulatory Action.") Metro Commerce does not believe that the application of these rules will have a material effect on its ability to fund operations or its financial condition.

     Real Estate Lending Standards.   Pursuant to authority contained in
FDICIA, the federal banking agencies adopted regulations which require insured depository institutions to establish and maintain written internal real estate lending policies. These policies must be consistent with safe and sound banking practices and be appropriate for the size and nature of the institution involved. Additionally, they must be established by each institution only after it has considered the Interagency Guidelines for Real Estate Lending Policies, which are made a part of the final regulations. The regulations require that certain specific standards be addressed relating to loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements. Each institution's lending policies must be reviewed and approved by the institution's board of directors at least once a year. Finally, each institution is expected to monitor conditions in its real estate market to ensure that its lending policies are appropriate for current market conditions. The regulations do not set forth specific loan-to-value limits, but the Interagency Guidelines do provide certain limits which should not be exceeded except under limited circumstances.

     Deposit Insurance Assessments. The FDIC has established a risk-based deposit insurance premium system that was mandated by FDICIA. Under these regulations, members of the Bank Insurance Fund ("BIF") are subject to an assessment rate schedule of 0 cents per $100 of deposits to 27 cents per $100 of deposits.

     To determine the risk-based assessment for each institution, the FDIC categorizes an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. The FDIC also assigns each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates for 1998 within each of three capital categories will be as follows (expressed as cents per $100 of deposits):

                                                      Supervisory
                                                       Subgroup
                                                     A     B     C
             Well Capitalized                        0     3    17
             Adequately capitalized                  3    10    24
             Undercapitalized                       10    24    27

     Under the 1998 risk-related premium schedule, Metro Commerce is exempt from the BIF premium.

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

     In addition, the crisis in the savings and loan industry during the late 1980's led to the dissolution of the Federal Savings and Loan Insurance Corporation and the insurance of thrift deposits through a separate fund of the FDIC called the Saving Association Insurance fund ("SAIF"), as well as the issuance of bonds by the Financing Corporation ("FICO") to cover some of the losses incurred by failed savings associations. As the banking industry in general has become more healthy since 1990, deposit insurance premiums for well-managed and strongly-capitalized BIF insured institutions have decreased to the low levels described above. However, because of the cost of carrying the FICO bonds and because the SAIF still needed to build reserves, deposit insurance premiums for SAIF insured institutions have not decreased along with the premiums for BIF insured institutions. This created a large disparity between the cost of deposit insurance for healthy banks and similarly situated thrifts, leading healthy thrifts to seek ways to either convert to BIF insurance or to obtain BIF insurance for some portions of their deposits in order to remain competitive with banks. This migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and to pay the cost of servicing the FICO bonds.

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

     The impact of FDICIA on Metro Commerce and MCB Financial remains uncertain to some extent. Certain provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect Metro Commerce's results of operations.

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

     The Interstate Act permited, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank, although each state may adopt legislation to prohibit interstate mergers, either in that state by out-of-state banks or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     The Riegle-Neal Amendments Act of 1997 amends federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by a bank's home state. The amendment will assure state chartered banks with interstate branches uniform treatment in most areas of their operation.

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

     The capital adequacy guidelines of the Federal Reserve Board are generally applicable to bank holding companies, such as MCB Financial, while the guidelines of the OCC are generally applicable to national banks, such as Metro Commerce. However, the Federal Reserve Board's guidelines do not apply to bank holding companies with total consolidated assets of less than $150 million. As of December 31, 1997, MCB Financial had total consolidated assets of $139.9 million. Accordingly, MCB Financial is not subject to any capital requirements other than those of the OCC that are applicable to Metro Commerce.

     In 1996 the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. Such directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination of these actions.

     In 1995 the federal banking agencies issued a rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Pursuant to the rule, institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

     The federal banking agencies have also issued an interagency policy statement that, among other things, establishes certain benchmark ratios of loan loss reserves to certain classified assets. The benchmark set forth by such policy statement is the sum of (i)100% of assets classified loss; (ii) 50% of assets classified doubtful; (iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's allowance for loan losses.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. (See "SUPERVISION AND REGULATION - Effect of Governmental Policies and Legislation - Accounting Changes," herein.) The federal banking agencies have issued rules governing banks and bank holding companies which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 capital. The amount of deferred taxes in excess of this limit, if any, would be excluded from Tier 1 capital and total assets in regulatory capital calculations. Management does not expect implementation of these rules to have a material impact on Metro Commerce's regulatory capital levels.

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

     On March 8, 1996, the federal banking agencies issued joint examination procedures applicable to compliance examination under the new CRA regulations. On October 21, 1996, the Consumer Compliance Task Force of the Federal Financial Institutions Examination Council issued additional guidelines for CRA compliance. Beginning July 1, 1997, the new procedures and guidelines were applied to larger institutions.

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

     The Economic Growth Act also provides protection for lenders who self-test for compliance with the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act ("FHA"). The ECOA now provides that the results or report generated or obtained by a bank from a self-test may not be obtained by an agency, department or applicant to be used with respect to any proceeding or civil action alleging a violation of the ECOA. This change in the law protects Metro Commerce against liability based on the results of internal tests done to enhance compliance with the law and encourages Metro Commerce to use self-testing to evaluate its compliance with the ECOA and the FHA.

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

     Self-Test Privilege Under ECOA

     In January 1998 the Federal Reserve Board revised its regulations under the ECOA to create a legal privilege for information developed by creditors as a result of "self-tests" they voluntarily conduct to determine the level of their compliance with ECOA. The privilege protects against use of such information by a government agency for examination purposes or by private litigants in any proceeding alleging a violation of the ECOA. The privilege applies only if the institution takes appropriate corrective action to address possible violations that are discovered in the test.
     OCC Corporate Activities and Transaction Regulations

     Effective December 31, 1996 the OCC completely revised its rules to simplify and streamline the procedures for corporate applications and notices by national banks, including branch applications, fiduciary powers applications, change in bank control, and changes in capital. Metro Commerce is not currently anticipating filing any corporate applications with the OCC, but the new rules could have an effect on Metro Commerce if any such application is required.

     New and Proposed Legislation and Regulation

     Legislation enacted in 1996 provides for the merger of the BIF and SAIF on January 1, 1999, if there are no savings associations in existence on that date. Pursuant to that legislation, the Department of Treasury in May 1997 recommended in a report to Congress that the separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation and abolish the Office of Thrift supervision ("OTS") have been introduced in Congress. The House Committee on Banking and Financial Services has considered and reported H.R. 10, the Financial Services Competition Act of 1997, including Title III, the "Thrift Charter Transition Act of 1997." This act would (i) require federal savings associations to convert to national banks or some type of state charter within two years of enactment: (ii) merge the BIF and SAIF; and
(iii) combine the OTS with the OCC. A converted federal thrift generally would be permitted to continue to engage in any activity, including the holding of any asset, lawfully conducted on the date prior to enactment, retain all branches established or proposed in a pending application as of enactment and establish new branches in any state in which it has a branch. Otherwise it may establish new branches only under national bank rules. Beginning two years after enactment, national banks would be authorized to exercise all powers formerly authorized for federal savings associations.

     Under H.R. 10, holding companies for converted savings associations generally would become subject to the same regulation as bank holding companies, with a grandfather provision for former unitary savings and loan holding companies. Grandfathered companies would be permitted to maintain and establish affiliations with any type of company and to acquire additional depository institutions, as long as any acquired depository institution is merged into its converted savings association and such institution continues to comply with both the qualified thrift lender test and certain asset and investment limitations to which it was subject as a federal savings association. Such a converted holding company would be subject to the same capital requirements (if any) applicable under OTS regulation if it were a savings and loan holding company on June 19, 1997, and for three years would be subject to substantially similar regulation, reporting and examination as implemented by the OTS as of January 1, 1997.

     H.R. 10, if adopted, would substantially repeal the Glass-Steagall Act restrictions on bank affiliations with securities firms and thereby allow commercial banking and investment banking to be combined. It would also repeal restrictions on bank affiliations with insurance companies.

     Various revisions and alternatives to H.R. 10 have been proposed. There can be no assurance as to whether H.R. 10 or any other such legislation will be enacted, what the provisions of any such final legislation may be, or the extent to which the legislation would restrict, disrupt or otherwise have a material effect on operations.

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

     MCB Financial is a legal entity separate and distinct from Metro Commerce. At present, substantially all of MCB Financial's revenues, including funds available for the payments of dividends and other operating expenses, are expected to be obtained from dividends paid to MCB Financial from Metro Commerce. Metro Commerce paid dividends in the amount of $138,000, $50,000 and $300,000 to MCB Financial in July, 1997, October, 1996 and February, 1994, respectively. Until that time, funds to cover certain costs of MCB Financial in connection with the Reorganization were provided by a $90,000 loan made to MCB Financial by John Cavallucci, MCB Financial's President and Chief Executive Officer and Metro Commerce's Chief Executive Officer. (See "INFORMATION CONCERNING THE BUSINESS AND PROPERTIES OF MCB FINANCIAL - MCB Financial", herein.)

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

     At December 31, 1997, Metro Commerce had available $1,714,029 for the payment of dividends.

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

     Metro Commerce leases the land and the buildings at which its office facilities are located. Metro Commerce has five full-service banking offices. The head office of Metro Commerce is located at 1248 Fifth Avenue, San Rafael, California and consists of approximately 10,000 square feet of office space. In 1995, Metro Commerce consolidated its mortgage operations into the head office site. Metro Commerce occupies the premises for its head office under a lease which will expire in June 2014, with two five-year options to renew.

     Metro Commerce's four branch offices in San Francisco, South San Francisco, Hayward and Upland, California occupy approximately 2,015, 12,300, 14,000 and 5,000 square feet, respectively, under leases that expire at various dates through the year 2005.

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

     The maturities and weighted average yields of investment securities are presented in the following table:

Maturities of Investment Securities at December 31, 1997 (At book value)

                                      After 1 Year   After 5 Years
                      Within 1 Year  Within 5 Years Within 10 Years     Total
(Dollars in thousands) Amount Yield Amount Yield Amount Yield Amount Yield Mortgage-backed
  securities(1)          $383 5.37%   $1,792 5.76%                  $2,175 5.69%
U.S. Treasury and U.S.
  government agencies   1,990 6.32%   22,760 6.38%   $6,497 6.51%   31,247 6.40%
Corporate securities                   1,992 6.32%                   1,992 6.32%
States and
  Municipalities(2)        40 6.84%      100 6.48%                     140 6.58%
    Total              $2,413 6.18%  $26,644 6.33%   $6,497 6.51%  $35,554 6.36%

  (1)Mortgage securities are shown at stated maturities; however, these securities are subject to substantial prepayments which will accelerate actual maturities.
  (2)Weighted-average yield calculated on a tax equivalent basis using statutory rates.


Maturities of Loans at December 31, 1997

     Currently, MCB Financial's data processing system does not have the capability to provide, and therefore MCB Financial has not provided herein, the dollar amount of floating rate loans maturing within one year, after one year but within five years, and in more than five years or the total amount of loans due after one year which have floating interest rates. As of December 31, 1997, the percentage of loans held for investment with fixed and floating interest rates was 67% and 33%, respectively.

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

     The following tables sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

December 31, 1997                    Over 90 Over 180  After One  After
                            90 days  days to  days to   Year to    Five
                            or less 180 days 365 days  Five Years Years    Total
Earning Assets
   (Rate Sensitive):
 Federal funds sold           4,900                                        4,900
 Interest-bearing deposits
  with other banks               90               196                        286
 Investment securities        1,126      126    1,548    26,257   6,497   35,554
 Loans, gross of allowance
  for possible losses        35,184    3,539    1,593    29,099  18,771   88,186
     Total                   41,300    3,665    3,337    55,356  25,268  128,926

Interest-Bearing Liabilities
   (Rate Sensitive):
 Interest-bearing
  transaction deposits                         32,752    42,736           75,488
 Time deposits,
  $100,000 or more            4,359    3,388    3,388       430           11,565
 Savings and
  other time deposits         3,048      287    3,964     2,629           21,493
 Other borrowings               750                                          750
     Total                    8,157    3,675   40,104    45,795          109,296

Period GAP                   33,143      (10) (36,767)    9,561  25,268

Cumulative GAP               33,143   33,133   (3,634)    5,927  31,195

Interest Sensitivity
  GAP Ratio                  80.25%   (0.27%)(1101.80%)   17.27% 100.00%

Cumulative Interest
  Sensitivity                80.25%   73.69%    (7.52%)    5.72%) 24.20%


     The Company classifies its interest-bearing transaction accounts and savings accounts into the over 180 days to 365 days time period as well as the after one year to five years time period. This is done to adjust for the relative insensitivity of these accounts to changes in interest rates. Although rates on these accounts can be contractually reset at the Company's discretion, historically these accounts have not demonstrated strong correlations to changes in the prime rate. Generally, a positive gap at one year indicates that net interest income and the net interest margin will increase if interest rates rise in the future. If interest rates decline in the future, a positve gap generally indicates that net interest income and the net interest margin will decrease. The Company neither currently utilizes financial derivatives to hedge its asset/liability position nor has any plans to employ such strategies in the near future.

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

Analysis of the Allowance for Possible Credit Losses

(Dollars in thousands)                         1997       1996
Allowance for loan losses:
Beginning balance                            $   944    $   752
Provision for loan losses                        120        220
Charge-offs:
Commercial                                       105         47
Real estate
Consumer                                                      3
     Total charge-offs                           108         47
Recoveries:
Commercial                                        51         16
Real estate
Consumer                                                      3
     Total recoveries                             51         19
     Net charge-offs                              57         28
Ending balance                               $ 1,007    $   944
Loans (net of unearned income)
   outstanding at December 31 (1)            $88,186    $81,713
Average loans (net of unearned income)
   outstanding at December 31 (1)            $82,959    $72,393
Ratios:
Allowance to loans (net of unearned income)* 1.14% 1.16% Net charge-offs to average loans
   (net of unearned income)*                    .07%       .04%
Net charge-offs to allowance                   5.66%      2.97%

(1) Includes mortgage loans sold and mortgage loans held for sale reported on the Consolidated Balance Sheets.

     Based upon growth in the loan portfolio, MCB Financial provided $120,000 to the allowance for possible credit losses during 1997 as compared to $220,000 during the same period of 1996. Net charge-offs totaled $57,000 and $28,000, respectively.


     The following table sets forth the allocation of the allowance for possible credit losses as of the dates indicated:

Allocation of the Allowance for Possible Credit Losses

                                        1997                        1996
                                             Percent                     Percent
                                            of loans                    of loans
                              Allowance      in Each      Allowance      in Each
                           for Possible  Category to   For Possible  Category to
(Dollars in thousands)    Credit Losses  Total Loans  Credit Losses  Total Loans
Commercial                       $  570       41.79%           $583       42.85%
Real estate                         245       52.39%            202       50.27%
Consumer                             43        5.82%             48        6.88%
Not allocated                       149          N/A            111          N/A
     Total                       $1,007      100.00%           $944      100.00%

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

Time Certificates, $100,000 and Over

     The following table sets forth the time remaining to maturity of MCB Financial's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

Time remaining to maturity                 December 31, 1997
Three months or less                                 $ 4,359
After three months to six months                       3,388
After six months to one year                           3,388
After twelve months                                      430
     Total                                           $11,565



Item 7. Financial Statements.

     The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements and the Notes to Consolidated
Financial Statements in the Annual Report. Such information and the Independent Auditors'Report in the Annual Report are incorporated herein by reference to Exhibit No. (13) of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by MCB Financial's Board of Directors for use at the 1998 Annual Meeting of Shareholders to be held on May 20, 1998, and is incorporated herein by reference.


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


Item 13. Exhibits and Reports on Form 8-K.

(a) List of  Exhibits:

Exhibits:

(2)         -- Plan of acquisition, reorganization (incorporated by reference to the registrant's registration statement on Form S-4
               (File No. 33-76832).
(3)(a)      -- Articles of incorporation (incorporated by reference to the registrant's registration statement on Form S-4
               (File No. 33-76832).
(3)(b)      -- By-laws (incorporated by reference to the
               registrant's registration statement on Form S-4
              (File No. 33-76832).
(10)(a)(1)  -- Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4
               (File No. 33-76832).
(10)(a)(2)  -- Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)     -- Leases
   (10)(b)(1)  -- San Rafael Office Lease  (incorporated by reference to
                  Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
   (10)(b)(2)  -- South San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
   (10)(b)(3)  -- Hayward Office Lease (incorporated by reference to
                  Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
   (10)(b)(4)  -- Upland Office Lease (incorporated by reference to
                  Exhibit (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
   (10)(b)(5)  -- San Francisco Office Lease
(11)        -- Statement re: computation of per share earnings (the
               information required to be furnished pursuant to this exhibit is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in the Annual Report, which are incorporated herein by reference to Exhibit No. (13) of this report).
(13)        -- 1997 Annual Report to Shareholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).
(21)        -- Subsidiaries of the small business issuer (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference to Exhibit No. of this report).
(27)        -- Financial Data Schedule

    (b) Reports on Form 8-K. MCB Financial filed the following Current Report on Form 8-K during the last quarter of the period covering this report:

        (i) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.

                                          By /s/ John Cavallucci
                                          John Cavallucci
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer);
                                          Director


                                          By /s/ Patrick E. Phelan
                                          Patrick E. Phelan
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1998.

Name                                            Title

/s/ John Cavallucci                             Chairman; Director
John Cavallucci

/s/ Robert E. Eklund                            Director
Robert E. Eklund

/s/ Timothy J. Jorstad                          Director
Timothy J. Jorstad

/s/ Catherine H. Munson                         Director
Catherine H. Munson

/s/ Gary T. Ragghianti                          Vice Chairman; Director
Gary T. Ragghianti

/s/ Michael J. Smith                            Director
Michael J. Smith

/s/ Edward P. Tarrant                           Director
Edward P. Tarrant

/s/ Randall J. Verrue                           Director
Randall J. Verrue