Form 10QSB
period 1998-03-31
MCB FINANCIAL CORP
filed 1998-05-15
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

YES   X    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 1998

Class
Common stock, no par value                   1,382,202

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                               March 31, December 31,
                                                              1998         1997
ASSETS                                                 (Unaudited)
Cash and due from banks                                   $   7,602    $   6,557
Federal funds sold                                            7,000        4,900
     Total cash and cash equivalents                         14,602       11,457
Interest-bearing deposits with banks                            286          286
Investment securities available for sale at fair value       14,211       10,314
Investment securities held to maturity; fair values
     of $17,976 in 1998 and $25,197 in 1997                  17,993       25,242
Loans held for investment (net of allowance for possible
     credit losses of $998 in 1998 and $1,007 in 1997        91,935       87,179
Premises and equipment - net                                  2,626        2,586
Accrued interest receivable                                     985        1,070
Deferred income taxes                                           591          568
Other assets                                                  1,101        1,175
     Total assets                                         $ 144,330    $ 139,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                               $  29,190    $  29,151
        Interest-bearing:
           Transaction accounts                              79,316       75,488
           Time certificates, $100,000 and over              12,327       11,565
           Savings and other time deposits                    9,526        9,928
              Total interest-bearing deposits               101,169       96,981
              Total deposits                                130,359      126,132

     Other borrowings                                           545          750
     Accrued interest payable and other liabilities           1,077        1,028
              Total liabilities                             131,981      127,910


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued 1,399,224 shares in 1998 and 1,386,876 shares in 1997, outstanding 1,382,202 shares in 1998 and
        1,369,854 in 1997                                    10,385       10,310
     Accumulated other comprehensive income                     (33)           1
     Retained earnings                                        1,997        1,656
        Total shareholders' equity                           12,349       11,967
Total liabilities and shareholders' equity                $ 144,330    $ 139,877

See notes to condensed consolidated financial statements.



MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended
                                                 March 31,
In thousands, except per share amounts       1998         1997
                                            (Unaudited)
INTEREST INCOME:
   Loans, including fees                   $ 2,353      $ 1,998
   Federal funds sold                           78           72
   Investment securities                       567          566
        Total interest income                2,998        2,636

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits                   891          864
   Time certificates, $100,000 and over        156          123
   Other interest                                6            8
        Total interest expense               1,053          995

NET INTEREST INCOME                          1,945        1,641

PROVISION FOR POSSIBLE CREDIT LOSSES             0           20

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                    1,945        1,621

OTHER INCOME:
   Gain on sale of loans                        70           53
   Service fees on deposit accounts            124          114
   Loan servicing fees                           9            7
   Other                                        72           32
        Total other income                     275          206

OTHER EXPENSES:
   Salaries and employee benefits              884          790
   Occupancy expense                           216          192
   Furniture and equipment expense             110           89
   Professional services                        47           61
   Supplies                                     70           53
   Promotional expenses                        116           51
   Data processing fees                         87           71
   Regulatory assessments                       16           14
   Other                                       128           89
        Total other expenses                 1,674        1,410

INCOME BEFORE INCOME TAXES                     546          417

INCOME TAX PROVISION                           223          170

NET INCOME                                 $   323      $   247

BASIC EARNINGS PER SHARE                   $  0.23      $  0.19
DILUTED EARNINGS PER SHARE                 $  0.22      $  0.18

See notes to condensed consolidated financial statements



MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended
Dollar amounts in thousands                                       March 31,
                                                               1998        1997
                                                               (Unaudited)

Net income                                                    $ 323       $ 247
Other comprehensive income, net of tax:
  Unrealized gain (loss) on available for sale investments:
    Unrealized holding loss arising during period               (34)        (77)
Other comprehensive income                                      (34)        (77)

Comprehensive income                                          $ 289       $ 170

See notes to condensed consolidated financial statements.



MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months
Dollar amounts in thousands                                Ended March 31,
                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:                        (Unaudited)
   Net income                                          $    323        $    247
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Settlement of mortgage loans sold                                        647
   Provision for possible credit losses                                      20
   Depreciation and amortization                            117              88
   Change in deferred income taxes                                          (59)
   Decrease in accrued interest receivable                   85             112
   Decrease (increase) in other assets                       70            (209)
   Increase in accrued interest payable and
     other liabilities                                       71             165
       Net cash provided by operating activities            666           1,011

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                                7,250           1,000
Available for sale securities:
     Maturities                                           1,240           1,199
     Calls                                                1,000
     Purchases                                           (6,201)         (5,000)
Net (increase) decrease in loans held for investment     (4,756)          1,756
   Purchases of premises and equipment                     (151)            (16)
       Net cash used by investing activities             (1,618)         (1,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease)in noninterest-bearing
     demand deposits                                         39             (38)
   Net increase in interest-bearing transaction,
     savings and other time deposits                      4,188           2,815
   Net (decrease) increase in other borrowings             (205)            297
Proceeds from the exercise of stock options                  75              36
       Net cash provided by financing activities          4,097           3,110

NET INCREASE IN CASH AND CASH EQUIVALENTS                 3,145           3,060

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   11,457          10,379

   End of period                                       $ 14,602        $ 13,439

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  1,054        $  1,019
   Income taxes                                                        $    250


See notes to condensed consolidated financial statements.



MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998

1.  Significant Accounting Policies

    The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1997. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 1998 may not be indicative of operating results for the year ended December 31, 1998. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

Stock Split

In February 1998, outstanding shares of common stock were split four-for-three. All shares and per share amounts have been restated.

Recently Issued Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available for sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This statement is effective with the year-end 1998 financial statements.

2.  Earnings Per Share

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 1998 and 1997.

                                           Three months ended March 31, 1998:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $323         1,375         $0.23

Effect of Dilutive Securities:
Stock options                                                  88
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $323         1,463         $0.22


                                           Three months ended March 31, 1997:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $247         1,321         $0.19

Effect of Dilutive Securities:
Stock options                                                  50
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $247         1,371         $0.18


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


OVERVIEW
    Earnings Summary. The Company reported net income of $323,000, or $0.23 per share basic and $0.22 per share diluted, for the first quarter of 1998. This compares to net income of $247,000, or $0.19 per share basic and $0.18 per share diluted, for the same period in 1997. Improvement in net interest income, due to growth in average loans, continued to positively impact the net interest margin.

    Return on average assets and return on average equity for the first quarter of 1998 were 0.91% and 10.59%, respectively, as compared to 0.75% and 9.54%, respectively, for the same period of 1997.

FINANCIAL CONDITION
    Summary. Total assets of the Company increased by $4.5 million, or 3.2%, from the end of 1997 to reach $144.3 million at March 31, 1998. This increase resulted primarily from growth in existing operations.

    Loans Held for Investment. Net loans held for investment increased by $4.8 million, or 5.5%, during the first three months of 1998 as demand for commercial real estate and construction loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

Total Loans                                           March 31,   December 31,
                                                        1998          1997
Commercial                                        $     20,740   $    21,217
Real estate:
   Commercial                                           60,883        57,385
   Construction                                          5,533         3,757
   Land                                                  1,386         1,307
Home equity                                              2,145         2,314
Loans to consumers and individuals                       2,338         2,331
       Total                                            93,025        88,311
Deferred loan fees                                         (92)         (125)
Allowance for possible credit losses                      (998)       (1,007)
    Total net loans                               $     91,935   $    87,179




    In the normal practice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $75.2 million, or 80.8% of the total portfolio as of March 31, 1998. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan.

    The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of March 31, 1998, the two largest industry concentrations within the loan portfolio were real estate and related services at 28.2% and the business/personal service industry at 18.9% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

    As of March 31, 1998, the Company had nonperforming assets in the amount of $613,000, of which $69,000 represented two nonaccrual loans. Had these nonaccrual loans performed under their contractual terms approximately $1,300 in additional interest income would have been recognized during 1998. The Company had loans 90 days or more past due and still accruing in the amount of $544,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                          March 31,   December 31,
                                                  1998           1997

Nonaccrual loans                              $     69       $     69
Loans 90 days or more past due and
  still accruing                                   544             40
Other real estate owned
                                              $    613       $    109

As a percent of total loans                       0.66%          0.12%
As a percent of total assets                      0.42%          0.08%


    At March 31, 1998, the Company had loans identified as impaired in the amount of $613,000. At March 31, 1998, no specific allowance for possible credit losses was required for these impaired loans since they were adequately collateralized.

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

    In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 1998, the APCL of $998,000, or 1.07% of total loans was determined to be adequate against foreseeable future losses.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                      March 31, December 31,
                                                          1998         1997
Balances:
 Average loans during period (net of unearned income) $ 89,349     $ 82,893
 Loans at end of period (net of unearned income)        92,933       88,186

 Allowance for Possible Credit Losses:
   Balance at beginning of period                        1,007          944
   Actual credit losses:
     Commercial loans                                        9          105
     Loans to consumers and individuals                                   3
       Total                                                 9          108
   Actual credit recoveries:
     Commercial loans                                                    51
     Loans to consumers and individuals
       Total                                                 0           51
   Net credit losses                                         9           57
   Provision charged to operating expenses                   0          120
   Balance at end of period                           $    998     $  1,007

Ratios:
   Net credit losses to average loans                     0.01%        0.07%
   Allowance for possible credit losses to loans
     at end of period                                     1.07%        1.14%
   Net credit losses to beginning of period
     allowance for credit losses                          0.89%        6.04


    The Company provided no allowance for possible credit losses during the first quarter of 1998 as compared to $20,000 during the same period of 1997.

    The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                     March 31, 1998        December 31, 1997
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                   $   559     42.06%       $   570    41.79%
Real estate loans                      264     52.79%           245    52.39%
Consumer loans                          41      5.15%            43     5.82%
Not allocated                          134       N/A            149      N/A
     Total                         $   998    100.00%       $ 1,007   100.00%


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


    The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
March 31, 1998:            Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $17,993    $    39     $   (56)   $17,976    $17,993
Total held to maturity      17,993         39         (56)    17,976     17,993

Available for sale securities:
  U.S. Treasury             10,206         28         (73)    10,161     10,161
  Mortgage-backed
    Securities               1,936                    (19)     1,917      1,917
  Corporate securities       1,987          5                  1,992      1,992
  Municipal bonds              140          1                    141        141
Total available for sale    14,269         34         (92)    14,211     14,211
Total investment
  securities               $32,262    $    73     $  (148)   $32,187    $32,204


                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
December 31, 1997:         Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $25,242    $    44     $   (89)   $25,197    $25,242
Total held to maturity      25,242         44         (89)    25,197     25,242

Available for sale securities:
  U.S. Treasury              5,004         29                  5,033      5,033
  U.S. Government agencies   1,000                     (2)       998        998
  Mortgage-backed
    Securities               2,176                    (30)     2,146      2,146
  Corporate securities       1.992          5          (1)     1,996      1,996
  Municipal bonds              140          1                    141        141
Total available for sale    10,312         35         (33)    10,314     10,314
Total investment
  securities               $35,554    $    79     $  (122)   $35,511    $35,556


    Deposits/Other Borrowings. Total consolidated deposits increased by $4.2 million, or 3.4%, during the three months ended March 31, 1998. This increase was primarily the result of growth in existing operations.

    Average noninterest-bearing demand deposits increased 9.0% during the three months ended March 31, 1998 contributing to the decrease in the cost of funds to 3.26% from 3.36% during 1997. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                       Three Months Ended       Year Ended
                                         March 31, 1998      December 31, 1997
                                       Average    Average    Average   Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 29,448              $ 27,019
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     77,413      4.04%     78,521     4.10%
Savings deposits                         1,918      1.80%      1,928     1.93%
Time deposits, $100,000 and over        12,059      5.18%     10,214     5.42%
Other time deposits                      7,703      5.18%      8,080     5.13%
    Total interest-bearing              99,093      4.23%     98,743     4.28%

Total deposits                        $128,541      3.26%   $125,762     3.36%


    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

                                            March 31,      December 31,
Time remaining to maturity                      1998              1997

Three months or less                           3,060             4,359
After three months to six months               3,829             3,388
After six months to one year                   4,808             3,388
After twelve months                              630               430
          Total                               12,327            11,565


RESULTS OF OPERATIONS
    Net Interest Income/Net Interest Margin. Net interest income for the quarter ended March 31, 1998 was $1,945,000, an increase of 18.5% over the net interest income of $1,641,000 during the same period of 1997

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                          For the quarter ended March 31,
                                            1998                   1997
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  5,896 $   78  5.29% $  5,614 $   72  5.13%
Interest-bearing deposits
  with banks                           286      4  5.59%      384      6  6.25%
Investment securities               36,000    563  6.27%   35,499    560  6.32%
Mortgage loans held for sale                                  266      5  7.52%
Loans                               88,346  2,353 10.65%   78,825  1,993 10.11%
Total earning assets               130,528  2,998  9.19%  120,588  2,636  8.75%
Total non-earning assets            11,661                 10,546
Total assets                      $142,189               $131,134

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 29,448               $ 24,694

Interest-bearing transaction
  accounts                          77,413    783  4.04%   74,602    749  4.02%
Time deposits, $100,000 or more     12,059    156  5.18%    9,260    123  5.31%
Savings and other time               9,621    108  4.49%   10,408    115  4.42%
  Total interest-bearing deposits   99,093  1,047  4.23%   94,270    987  4.19%
Other borrowings                       445      6  5.39%      719      8  4.45%
  Total interest-bearing
    Liabilities                     99,538  1,053  4.23%   94,989    995  4.19%
Other liabilities                    1,002                  1,101
Shareholders' equity                12,201                 10,350
Total liabilities
  and shareholders' equity        $142,189               $131,134

Net interest income                        $1,945                 $1,641
Net interest margin                                5.96%                  5.44%

The net interest margin increased to 5.96% during the first quarter of 1998 from 5.44% in the same quarter of 1997. The increase was primarily due to the increase in average loans.

    The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to average balances (volume) fluctuations and average rate fluctuations. The variance attributable to both balance and rate fluctuations is allocated to a combined rate/volume variance (dollar amounts in thousands):

                                 Quarter Ended March 31, 1998
                                         Compared to
                                 Quarter Ended March 31, 1997
                                         Change in
                                                  Rate/
                               Volume    Rate    Volume    Total
Interest Income:
  Federal funds sold            $   4   $   2     $   0    $   6
  Interest-bearing deposits
    with banks                     (1)     (1)        0       (2)
  Investment securities             8      (5)        0        3
  Mortgage loans held for sale     (5)     (5)        5       (5)
  Loans                           241     107        12      360
Total Interest Income             247      98        17      362

Interest Expense:
  Interest-bearing
    transaction accounts           28       6         0       34
  Time deposits, $100,000 or more  37      (3)       (1)      33
  Savings and other time           (9)      2         0       (7)
  Other borrowings                 (3)      2        (1)      (2)
Total Interest Expense             53       7        (2)      58

Net Interest Income             $ 194   $  91     $  19    $ 304


    Noninterest Income. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                             Quarter Ended
                                               March 31,
Components of Noninterest Income             1998      1997
Gain on sale of loans                       $  70     $  53
Service fees on deposit accounts              124       114
Loan servicing fees                             9         7
Other                                          72        32
  Total                                    $  275    $  206

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                        0.20%     0.16%
Service fees on deposit accounts             0.35%     0.35%
Loan servicing fees                          0.02%     0.02%
Other                                        0.20%     0.10%
  Total                                      0.77%     0.63%


    Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                             Quarter Ended
                                               March 31,
Components of Noninterest Expense            1998      1997
Salaries and employee benefits             $  884    $  790
Occupancy expense                             216       192
Furniture and equipment expense               110        89
Professional services                          47        61
Supplies                                       70        53
Promotional expenses                          116        51
Data processing fees                           87        71
Regulatory assessments                         16        14
Other                                         128        89
  Total                                    $1,674    $1,410
Average full-time equivalent employees         55        50

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits               2.49%     2.41%
Occupancy expense                            0.61%     0.58%
Furniture and equipment expense              0.31%     0.27%
Professional services                        0.13%     0.19%
Supplies                                     0.20%     0.16%
Promotional expenses                         0.33%     0.16%
Data processing fees                         0.24%     0.22%
Regulatory assessments                       0.04%     0.04%
Other                                        0.36%     0.27%
  Total                                      4.71%     4.30%


Noninterest expense increased to $1.7 million during the first quarter of 1998 from $1.4 million during the same period of the prior year.


    The Year 2000 Issue is a computer programming situation that may affect many electronic data processing systems. In order to minimize the length of data fields, most computer programs eliminated the first two digits in the year date field. This problem could affect date sensitive calculations that would treat "00" as the year 1900, rather than 2000. Secondly, years that end in "00" are not leap years, except when it is a millenium year. This anomaly could result in miscalculations in the processing of critical date-sensitive information after December 31, 1999.

    The Company has prepared a project plan, identified all the major application systems that are not Year 2000 compliant, and sought external and internal resources to replace, or develop and test the software. The Company plans to complete the Year 2000 project well in advance of December 31, 1999. The total remaining cost of the Year 2000 project is not expected to have a material effect on the results of operations. As with all financial institutions, there is a high degree of reliance being placed on the systems of other financial institutions to properly settle transactions. Their inability to process transactions properly could have a significant adverse impact on the Company.

    The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.


    Income Taxes. The Company's effective tax rate was 40.8% for the quarter ended March 31, 1998 and 1997.

    Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 1998, federal funds sold averaged $5.9 million, or 4.1% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

    At March 31, 1998, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $43.4 million, or 30.1% of total assets. This represented all available liquid assets, excluding other assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At March 31, 1998, the loan-to-deposit ratio was 71.3% as compared to 69.9% at December 31, 1997.

    Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At March 31, 1998, this ratio was 6.8% as compared to 6.3% at December 31, 1997.

    As of March 31, 1998, the Company had no material commitments that were expected to adversely impact liquidity.

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

    The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of March 31, 1998, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

March 31, 1998                                            After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $ 7,000                                    $  7,000
  Interest-bearing deposits
    with other banks                          $    286                       286
  Investment securities          126 $ 1,349       192  $27,436 $ 3,159   32,262
Loans, gross of allowance
    for possible losses       40,629   2,642     1,196   30,146  18,320   92,933
      Total                   47,755   3,991     1,674   57,582  21,479  132,481

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        34,418   44,898           79,316
  Time deposits, $100,000
    or more                   3,060    3,829     4,808      630           12,327
  Savings and other
    time deposits             2,682      486     3,822    2,536            9,526
  Other borrowings              545                                          545
      Total                   6,287    4,315    43,048   48,064         $101,714
Period GAP                  $41,468  $  (324) $(41,374) $ 9,518 $21,479
Cumulative GAP              $41,468  $41,144  $   (230) $ 9,288 $30,767
Interest Sensitivity
  GAP Ratio                   86.83%   (8.12%)(2471.57%)  16.53% 100.00%
Cumulative Interest
  Sensitivity                 86.83%   79.51%    (0.43%)   8.37%  23.22%


    The Company classifies its interest-bearing transaction accounts and savings accounts into the over 180 days to 365 days time period as well as the after one year to five years time period. This is done to adjust for the insensitivity of these accounts to changes in interest rates. Although rates on these accounts can contractually be reset at the Company's discretion, historically these accounts have not demonstrated strong correlation to changes in the prime rate. Generally, a positive gap at one year indicates that net interest income and the net interest margin will increase if interest rates rise in the future. A negative gap at one year indicates that net interest income and the net interest margin will decrease if interest rates rise in the future. The Company neither currently utilizes financial derivatives to hedge its asset/liability position nor has any plans to employ such strategies in the near future.

    Capital Resources. The principal source of capital for the Company is and will continue to be the retention of operating profits. The ratios of average equity to average assets for the periods indicated are set forth below.

                      Three Months Ended           Year Ended
                        March 31, 1998         December 31, 1997

                            8.58%                   7.96%


    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 1998, the Company's qualifying capital was 12.35%, 11.41% of which was Tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of March 31, 1998, the Company's leverage ratio was 8.43%.

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings

         Not applicable.

Item 2.    Changes in Securities

         On January 22, 1998, the Company's Board of Directors declared a 4-for-3 stock split of the Company's common stock. On March 24, 1998, the Company amended and restated its Articles of Incorporation to effect this stock split.

Item 3.    Defaults Upon Senior Securities

         Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.    Other Information

         Not applicable.


Item 6.    Exhibits and Reports on Form 8-K.

(a) List of  Exhibits:

 (3)(a)     -- Restated Articles of Incorporation
 (3)(b) -- By-laws (incorporated by reference to the registrant's registration statement on Form S-4
           (File No. 33-76832)).
(10)(a)(1) -- Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4(File No. 33-76832)).
(10)(a)(2) -- Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)     -- Leases
    (10)(b)(1) -- San Rafael Office Lease (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
    (10)(b)(2) -- South San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
    (10)(b)(3)    -- Hayward Office Lease (incorporated by reference to Exhibit
                 (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
    (10)(b)(4)    -- Upland Office Lease (incorporated by reference to Exhibit
                 (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
    (10)(b)(5) -- San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997).
(27)        -- Financial Data Schedule


(b) Reports on Form 8-K.

      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)


Date:  May 13, 1998                          /s/ Patrick E. Phelan
                                             Patrick E. Phelan
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                             officer authorized to sign on
                                             behalf of the registrant)

Exhibit 3(a)


RESTATED ARTICLES OF INCORPORATION OF
MCB FINANCIAL CORPORATION


ARTICLE I

The name of this corporation is:

MCB FINANCIAL CORPORATION

ARTICLE II

The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

ARTICLE III

(a) This corporation is authorized to issue two classes of shares designated "Preferred Stock" and "Common Stock," no par value per share, respectively. The number of shares of Preferred Stock authorized to be issued is 20,000,000 and the number of shares of Common Stock authorized to be issued is 20,000,000.
Upon the amendment of this Article III as set forth herein, each outstanding share of Common Stock is divided into one and one-third shares of Common Stock.
(b) The Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

ARTICLE IV

(a) The liability of directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.
(b) The corporation is authorized to provide indemnification of agents (as defined in Section 317 of the California Corporations Code) through Bylaw provisions, agreements with agents, vote of shareholders or disinterested directors, or otherwise, to the fullest extent permissible under California law.
(c) Any amendment, repeal or modification of any provision of this Article IV shall not adversely affect any right or protection of an agent of this corporation existing at the time of such amendment, repeal or modification.