Form 10QSB
period 1998-06-30
MCB FINANCIAL CORP
filed 1998-08-14
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

YES       X       NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 7, 1998

Class
Common stock, no par value                           1,384,553

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                                June 30, December 31,
                                                              1998         1997
ASSETS                                                 (Unaudited)
Cash and due from banks                                   $  10,100    $   6,557
Federal funds sold                                           10,650        4,900
     Total cash and cash equivalents                         20,750       11,457
Interest-bearing deposits with banks                            286          286
Investment securities available for sale at fair value       14,009       10,314
Investment securities held to maturity; fair values
     of $16,555 in 1998 and $25,197 in 1997                  16,549       25,242
Loans held for investment (net of allowance for possible
     credit losses of $1,026 in 1998 and $1,007 in 1997     102,102       87,179
Premises and equipment - net                                  2,595        2,586
Accrued interest receivable                                   1,080        1,070
Deferred income taxes                                           554          568
Other assets                                                    995        1,175
     Total assets                                         $ 158,920    $ 139,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                               $  34,424    $  29,151
        Interest-bearing:
           Transaction accounts                              88,073       75,488
           Time certificates, $100,000 and over              11,862       11,565
           Savings and other time deposits                    9,827        9,928
              Total interest-bearing deposits               109,762       96,981
              Total deposits                                144,186      126,132

     Other borrowings                                           750          750
     Accrued interest payable and other liabilities           1,153        1,028
              Total liabilities                             146,089      127,910


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued 1,401,575 shares in 1998 and 1,386,876 shares in 1997, outstanding 1,384,553 shares in 1998 and
        1,369,854 in 1997                                    10,400       10,310
     Accumulated other comprehensive income                      18            1
     Retained earnings                                        2,413        1,656
        Total shareholders' equity                           12,831       11,967
Total liabilities and shareholders' equity                $ 158,920    $ 139,877

See notes to condensed consolidated financial statements.

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended        For the Six Months
In thousands,                             June 30,               Ended June 30,
except per share amounts             1998         1997         1998        1997
                                        (Unaudited)               (Unaudited)
INTEREST INCOME:
   Loans, including fees           $ 2,649      $ 2,107      $ 5,002     $ 4,105
   Federal funds sold                  138           98          216         170
   Investment securities               498          642        1,065       1,208
        Total interest income        3,285        2,847        6,283       5,483

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits         1,002          930        1,893       1,794
   Time certificates, $100,000
     and over                          163          127          319         250
   Other interest                        5            7           11          15
        Total interest expense       1,170        1,064        2,223       2,059

NET INTEREST INCOME                  2,115        1,783        4,060       3,424

PROVISION FOR POSSIBLE
   CREDIT LOSSES                        35           20           35          40

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES            2,080        1,763        4,025       3,384

OTHER INCOME:
   Gain on sale of loans                49           37          119          90
   Service fees on deposit
     accounts                          120          122          244         236
   Loan servicing fees                  12            8           21          15
   Other                                75           37          147          69
        Total other income             256          204          531         410

OTHER EXPENSES:
   Salaries and employee benefits      901          756        1,785       1,546
   Occupancy expense                   218          190          434         382
   Furniture and equipment expense     104           85          214         174
   Professional services                66           41          113         102
   Supplies                             79           49          149         102
   Promotional expenses                 74           53          190         104
   Data processing fees                 75           76          162         147
   Regulatory assessments               15           16           31          30
   Other                               115           99          243         188
        Total other expenses         1,647        1,365        3,321       2,775

INCOME BEFORE INCOME TAXES             689          602        1,235       1,019

INCOME TAX PROVISION                   285          247          508         417

NET INCOME                         $   404      $   355      $   727     $   602

BASIC EARNINGS PER SHARE            $ 0.29       $ 0.27       $ 0.53      $ 0.45
DILUTED EARNINGS PER SHARE          $ 0.27       $ 0.26       $ 0.49      $ 0.44

See notes to condensed consolidated financial statements

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Three Months Ended   Six Months Ended
Dollar amounts in thousands                    June 30,            June 30,
                                           1998        1997    1998        1997
                                              (Unaudited)         (Unaudited)

Net income                                $ 404       $ 355   $ 727       $ 602
Other comprehensive income, net of tax:
  Unrealized gain (loss) on available
  for sale investments:
    Unrealized holding gain (loss)
    arising during period                    51          56      17         (21)

Comprehensive income                      $ 455       $ 411   $ 744       $ 581

See notes to condensed consolidated financial statements.

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Six Months
Dollar amounts in thousands                                   Ended June 30,
                                                           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)
   Net income                                          $    727        $    602
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Settlement of mortgage loans sold                                        647
   Provision for possible credit losses                      35              40
   Depreciation and amortization                            229             169
   Change in deferred income taxes                                          (59)
   Increase in accrued interest receivable                  (10)            (89)
   Decrease (increase) in other assets                      173            (194)
   Increase in accrued interest payable and
     other liabilities                                      164             215
       Net cash provided by operating activities          1,318           1,331

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                               10,750           1,000
     Purchases                                           (2,055)         (3,000)
Available for sale securities:
     Maturities                                           1,522           2,572
     Calls                                                1,000
     Purchases                                           (6,201)         (5,000)
Net increase in loans held for investment               (14,958)           (841)
   Purchases of premises and equipment                     (227)           (109)
       Net cash used by investing activities            (10,169)         (5,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                      5,273           2,738
   Net increase in interest-bearing transaction,
     savings and other time deposits                     12,781           6,719
   Net increase in other borrowings                                         282
Proceeds from the exercise of stock options                  90             132
       Net cash provided by financing activities         18,144           9,871

NET INCREASE IN CASH AND CASH EQUIVALENTS                 9,293           5,824

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   11,457          10,380

   End of period                                       $ 20,750        $ 16,204

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  2,247        $  2,086
   Income taxes                                             201        $    356

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

1.  Significant Accounting Policies

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1997. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 1998 may not be indicative of operating results for the year ended December 31, 1998. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

Stock Split

In February 1998, the Company's outstanding shares of common stock were split four-for-three. All shares and per share amounts reported have been restated to reflect the split.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after 6/15/99. Initial application of SFAS No. 133 would be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.


2. Earnings Per Share

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and six month periods ended June 30, 1998 and 1997.

                                             Three months ended June 30, 1998:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $404         1,382         $0.29

Effect of Dilutive Securities:
Stock options                                                 105
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $405         1,487         $0.27


                                              Six months ended June 30, 1998:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $727         1,378         $0.53

Effect of Dilutive Securities:
Stock options                                                  96
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $727         1,474         $0.49


                                             Three months ended June 30, 1997:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $355         1,335         $0.27

Effect of Dilutive Securities:
Stock options                                                  54
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $355         1,389         $0.26


                                              Six months ended June 30, 1997:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $602         1,328         $0.45

Effect of Dilutive Securities:
Stock options                                                  52
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $602         1,380         $0.44


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 1998 and the financial condition of the Company as of that date.

     The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiary and should be read in conjunction with the financial statements and notes thereto presented
in this 10-QSB.   Average balances, including balances used in calculating
certain financial ratios, are generally comprised of average daily balances.

     Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of the San Francisco Bay Area and Southern California, volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, liquidity risks, and the impact of the Year 2000 problem. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


OVERVIEW
     Earnings Summary. The Company reported net income of $404,000, or $0.29 per share basic and $0.27 per share diluted, for the second quarter of 1998. This compares to net income of $355,000, or $0.27 per share basic and $0.26 per share diluted, for the same period in 1997.

For the six months ended June 30, 1998, the Company reported net income of $727,000, or $0.53 per share basic and $0.49 per share diluted. This compares to net income of $602,000, or $0.45 per share basic and $0.44 per share diluted for the same period in 1997. Growth in average loans as a percentage of earning assets and the increase in average yields earned on loans continued to positively impact the net interest margin during the three and six month periods ended June 30, 1998.

Return on average assets and return on average equity for the second quarter of 1998 were 1.06% and 12.78%, respectively, as compared to 1.04% and 13.31%, respectively, for the same period of 1997. Return on average assets and return on average equity for the six months ended June 30, 1998 were 0.99% and 11.70%, respectively, as compared to 0.90% and 11.44%, respectively, for the same period of 1997.


FINANCIAL CONDITION
     Summary. Total assets of the Company increased by $19.0 million, or 13.6%, from the end of 1997 to reach $158.9 million at June 30, 1998. This increase resulted primarily from growth in existing operations, largely due to improved economic conditions in the Company's market areas.

     Loans Held for Investment. Net loans held for investment increased by $14.9 million, or 17.1%, during the first six months of 1998 as demand for commercial real estate and construction loans continued to increase. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

Total Loans                                            June 30,  December 31,
                                                          1998          1997
Commercial                                           $  22,609     $  21,217
Real estate:
   Commercial                                           66,152        57,385
   Construction                                          9,215         3,757
   Land                                                    885         1,307
Home equity                                              2,049         2,314
Loans to consumers and individuals                       2,315         2,331
       Total                                           103,225        88,311
Deferred loan fees                                         (97)         (125)
Allowance for possible credit losses                    (1,026)       (1,007)
    Total net loans                                  $ 102,102     $  87,179


     In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $85.3 million, or 82.6% of the total portfolio as of June 30, 1998. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provides an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan.

     The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of June 30, 1998, the two largest industry concentrations within the loan portfolio were real estate and related services at 25.2% and the business/personal service industry at 21.6% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

     As of June 30, 1998, the Company had nonperforming assets in the amount of $621,000, of which $563,000 represented four nonaccrual loans. Had these nonaccrual loans performed under their contractual terms approximately $9,494 in additional interest income would have been recognized during 1998. Also, as of June 30, 1998, the Company had two loans 90 days or more past due and still accruing in the aggregate amount of $58,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                           June 30,   December 31,
                                                  1998           1997

Nonaccrual loans                                 $ 563          $  69
Loans 90 days or more past due and
  still accruing                                    58             40
Other real estate owned                              0              0
                                                 $ 621          $ 109

As a percent of total loans                       0.60%          0.12%
As a percent of total assets                      0.39%          0.08%

     At June 30, 1998, the Company had loans identified as impaired in the amount of $621,000. At June 30, 1998, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

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

     In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 1998, the APCL of $1,026,000, or 1.00% of total loans was determined to be adequate against foreseeable future losses.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                       June 30, December 31,
                                                          1998         1997
Balances:
 Average loans during period (net of unearned income) $ 93,735     $ 82,893
 Loans at end of period (net of unearned income)       103,128       88,186

 Allowance for Possible Credit Losses:
   Balance at beginning of period                        1,007          944
   Actual credit losses:
     Commercial loans                                       17          105
     Loans to consumers and individuals                                   3
       Total                                                17          108
   Actual credit recoveries:
     Commercial loans                                                    51
     Loans to consumers and individuals                      1
       Total                                                 1           51
   Net credit losses                                        16           57
   Provision charged to operating expenses                  35          120
   Balance at end of period                           $  1,026     $  1,007

Ratios:
   Net credit losses to average loans                     0.02%        0.07%
   Allowance for possible credit losses to loans
     at end of period                                     1.00%        1.14%
   Net credit losses to beginning of period
     allowance for credit losses                          1.59%        6.04

     The Company provided $35,000 to the allowance for possible credit losses during the second quarter of 1998 as compared to $20,000 during the second quarter of 1997. For the six months ended June 30, 1998, the Company provided $35,000 to the allowance for possible credit losses as compared to $40,000 during the same period of 1997. The $35,000 provision in the second quarter of 1998 was recorded as a prudent measure, based upon growth in the loan portfolio.


     The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                      June 30, 1998         December 31, 1997
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                   $   618     44.03%       $   570    41.79%
Real estate loans                      221     51.51%           245    52.39%
Consumer loans                          40      4.46%            43     5.82%
Not allocated                          147       N/A            149      N/A
     Total                         $ 1,026    100.00%       $ 1,007   100.00%

     The APCL is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the APCL as shown above should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.

     Investments. The Company continues to invest in callable U.S. government agency securities. These securities offer above market yields, but may be called if interest rates fall below certain levels. If these securities are called, the Company may not be able to reinvest the proceeds to obtain the same yield.

     The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                                 Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
June 30, 1998:             Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $16,549    $    35     $   (28)   $16,556    $16,549
Total held to maturity      16,549         35         (28)    16,556     16,549

Available for sale securities:
  U.S. Treasury             10,202         46         (24)    10,224     10,224
  Mortgage-backed
    Securities               1,655                    (11)     1,644      1,644
  Corporate securities       1,981         19                  2,000      2,000
  Municipal bonds              140          1                    141        141
Total available for sale    13,978         66         (35)    14,009     14,009
Total investment
  securities               $30,527    $   101     $   (63)   $30,565    $30,558


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


     Deposits. Total consolidated deposits increased by $18.1 million, or 14.3%, during the six months ended June 30, 1998. This increase was primarily the result of growth in existing operations, largely due to improved economic conditions in the Company's market areas.

Average noninterest-bearing demand deposits increased 9.4% during the six months ended June 30, 1998 contributing to the decrease in the cost of funds to 3.32% from 3.36% for the year ended December 31, 1997. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                        Six Months Ended        Year Ended
                                          June 30, 1998      December 31, 1997
                                       Average    Average    Average   Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 29,559              $ 27,019
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     81,802      4.09%     78,521     4.10%
Savings deposits                         1,851      1.80%      1,928     1.93%
Time deposits, $100,000 and over        12,094      5.27%     10,214     5.42%
Other time deposits                      7,818      5.18%      8,080     5.13%
    Total interest-bearing             103,565      4.27%     98,743     4.28%

Total deposits                        $133,124      3.32%   $125,762     3.36%






     The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):

                                             June 30,      December 31,
Time remaining to maturity                      1998              1997

Three months or less                           5,470             4,359
After three months to six months               1,940             3,388
After six months to one year                   3,852             3,388
After twelve months                              600               430
          Total                               11,862            11,565

RESULTS OF OPERATIONS
     Net Interest Income/Net Interest Margin. Net interest income for the quarter ended June 30, 1998 was $2,115,000, an increase of 18.6% over the net interest income of $1,783,000 during the same period of 1997. Net interest income for the six months ended June 30, 1998 was $4,060,000, an increase of 18.6% over the net interest income of $3,424,000 during the same period of 1997. The increase in both periods was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.

     The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                           For the quarter ended June 30,
                                            1998                   1997
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $ 10,310 $  138  5.35% $  7,225 $   98  5.43%
Interest-bearing deposits
  with banks                           286      4  5.59%      384      6  6.25%
Investment securities               32,417    494  6.11%   39,385    636  6.46%
Loans                               97,089  2,649 10.91%   78,806  2,107 10.69%
Total earning assets               140,102  3,285  9.38%  125,800  2,847  9.05%
Total non-earning assets            11,882                 10,885
Total assets                      $151,984               $136,685

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 29,669               $ 25,519

Interest-bearing transaction
  accounts                          86,143 $  891  4.13%   79,234 $  818  4.13%
Time deposits, $100,000 or more     12,130    163  5.38%    9,512    126  5.30%
Savings and other time               9,716    111  4.57%    9,944    113  4.55%
  Total interest-bearing deposits  107,989  1,165  4.32%   98,690  1,057  4.28%
Other borrowings                       484      5  4.13%      589      7  4.75%
  Total interest-bearing
    Liabilities                    108,473  1,170  4.31%   99,279  1,064  4.29%
Other liabilities                    1,196                  1,218
Shareholders' equity                12,646                 10,669
Total liabilities
  and shareholders' equity        $151,984               $136,685

Net interest income                        $2,115                 $1,783
Net interest margin                                6.04%                  5.67%


                                         For the six months ended June 30,
                                            1998                   1997
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  8,115 $  216  5.32% $  6,424 $  170  5.29%
Interest-bearing deposits
  with banks                           286      8  5.59%      384     12  6.25%
Investment securities               34,211  1,057  6.19%   37,472  1,196  6.39%
Mortgage loans held for sale                                  132      5  7.58%
Loans                               92,734  5,002 10.79%   78,816  4,100 10.40%
Total earning assets               135,346  6,283  9.29%  123,228  5,483  8.90%
Total non-earning assets            11,808                 10,708
Total assets                      $147,154               $133,936

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 29,559               $ 25,109

Interest-bearing transaction
  accounts                          81,802  1,674  4.09%   76,926  1,567  4.07%
Time deposits, $100,000 or more     12,094    319  5.28%    9,386    249  5.31%
Savings and other time               9,669    219  4.53%   10,175    228  4.48%
  Total interest-bearing deposits  103,565  2,212  4.27%   96,487  2,044  4.24%
Other borrowings                       465     11  4.73%      654     15  4.59%
  Total interest-bearing
    Liabilities                    104,030  2,223  4.27%   97,141  2,059  4.24%
Other liabilities                    1,140                  1,160
Shareholders' equity                12,425                 10,526
Total liabilities
  and shareholders' equity        $147,154               $133,936

Net interest income                        $4,060                 $3,424
Net interest margin                                6.00%                  5.56%

The net interest margin increased to 6.04% during the second quarter of 1998 from 5.67% in the same quarter of 1997. For the six months ended June 30, 1998, the net interest margin increased to 6.00% from 5.56% during the same period of 1997. The increase in both periods was primarily attributable to growth in average loans as a percentage of earning assets and the increase in average yields earned on loans. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

     The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to average balances (volume) fluctuations and average rate fluctuations for the periods indicated. The variance attributable to both balance and rate fluctuations is allocated to a combined rate/volume variance (dollar amounts in thousands):

                                Quarter Ended           Six Months Ended
                                June 30, 1998             June 30, 1998
                                 Compared to               Compared to
                                Quarter Ended           Six Months Ended
                                June 30, 1997             June 30, 1997
                                  Change in                 Change in
                                           Rate/                     Rate/
                           Volume Rate Volume Total  Volume Rate Volume Total
Interest Income:
  Federal funds sold         $42   ($1)   ($1)  $40    $45    $1     $0   $46
  Interest-bearing deposits
   with banks                 (1)   (1)     0    (2)    (3)   (1)     0    (4)
  Investment securities     (114)  (34)     6  (142)  (105)  (37)     3  (139)
  Mortgage loans held
   for sale                                             (5)   (5)     5    (5)
  Loans                      489    43     10   542    722   153     27   902
Total Interest Income        416     7     15   438    654   111     35   800

Interest Expense:
  Interest-bearing
   transaction accounts       73     0      0    73     99     8      0   107
  Time deposits,
   $100,000 or more           35     2      1    38     71    (1)     0    70
  Savings and other time      (3)    0      0    (3)   (12)    3      0    (9)
  Other borrowings            (1)   (1)     0    (2)    (4)    0      0    (4)
Total Interest Expense       104     1      1   106    154    10      0   164

Net Interest Income         $312    $6    $14   $332  $500  $101    $35  $636

     Noninterest Income. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
Components of Noninterest Income      1998        1997     1998        1997
Gain on sale of loans               $   49      $   37    $ 119       $  90
Service fees on deposit accounts       120         122      244         236
Loan servicing fees                     12           8       21          15
Other                                   75          37      147          69
   Total                            $  256      $  204    $ 531       $ 410

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                 0.13%       0.11%    0.16%       0.13%
Service fees on deposit accounts      0.32%       0.36%    0.33%       0.35%
Loan servicing fees                   0.03%       0.02%    0.03%       0.02%
Other                                 0.20%       0.11%    0.20%       0.10%
   Total                              0.67%       0.60%    0.72%       0.61%

     Noninterest Expense. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                           Quarter Ended       Six Months Ended
                                               June 30,            June 30,
Components of Noninterest Expense          1998      1997      1998      1997
Salaries and employee benefits          $   901   $   756   $ 1,785   $ 1,546
Occupancy expense                           218       190       434       382
Furniture and equipment expense             104        85       214       174
Professional services                        66        41       113       102
Supplies                                     79        49       149       102
Promotional expenses                         74        53       190       104
Data processing fees                         75        76       162       147
Regulatory assessments                       15        16        31        30
Other                                       115        99       243       188
   Total                                $ 1,647   $ 1,365   $ 3,321   $ 2,775
Average full-time equivalent employees       56        47        55        48

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.37%     2.21%     2.43%     2.31%
Occupancy expense                          0.57%     0.56%     0.59%     0.57%
Furniture and equipment expense            0.27%     0.25%     0.29%     0.26%
Professional services                      0.17%     0.12%     0.15%     0.15%
Supplies                                   0.21%     0.14%     0.20%     0.15%
Promotional expenses                       0.19%     0.16%     0.26%     0.16%
Data processing fees                       0.20%     0.22%     0.22%     0.22%
Regulatory assessments                     0.04%     0.05%     0.04%     0.04%
Other                                      0.30%     0.29%     0.33%     0.28%
   Total                                   4.33%     3.99%     4.51%     4.14%

     Noninterest expense increased to $1.6 million during the second quarter of 1998 from $1.4 million during the same period of the prior year. For the six months ended June 30, 1998, noninterest expense increased to $3.3 million from $2.8 million during the same period of the prior year. In January, 1998, the Company opened a branch office in San Francisco which contributed to the increase in noninterest expense during the second quarter of 1998 and for the six months ended June 30, 1998.

Year 2000. The Year 2000 Issue is a computer programming situation that may affect many electronic data processing systems. In order to minimize the length of data fields, most computer programs eliminate the first two digits in the year date field. This problem may affect date sensitive calculations if "00" is treated as the year 1900, rather than 2000. Also, years that end in "00" are not leap years, except when it is a millenium year. These anomalies could result in miscalculations in the processing of critical date-sensitive information after December 31, 1999.

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

     Income Taxes. The Company's effective tax rate was 41.4% for the quarter ended June 30, 1998 compared to 41.0% in the same period of the prior year. For the six months ended June 30, 1998, the effective tax rate was 41.1% compared to 40.9% in the same period of the prior year.

     Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 1998, federal funds sold averaged $8.1 million, or 5.5% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

     At June 30, 1998, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $49.1 million, or 30.9% of total assets. This represented all available liquid assets, excluding other assets.

     Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At June 30, 1998, the loan-to-deposit ratio was 71.5% as compared to 69.9% at December 31, 1997.

     Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At June 30, 1998, this ratio was 8.8% as compared to 6.3% at December 31, 1997.

     As of June 30, 1998, the Company had no material commitments that were expected to adversely impact liquidity.

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

     The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of June 30, 1998, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

June 30, 1998                                             After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $10,650                                    $ 10,650
  Interest-bearing deposits
    with other banks                 $   196  $     90                       286
  Investment securities        1,217      96       477  $25,578 $ 3,160   30,528
Loans, gross of allowance
    for possible losses       47,186     744     1,901   35,275  18,022  103,128
      Total                   59,053   1,036     2,468   60,853  21,182  144,592

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        38,564   49,509           88,073
  Time deposits, $100,000
    or more                   5,470    1,940     3,852      600           11,862
  Savings and other
    time deposits             1,838    1,780     3,587    2,622            9,827
  Other borrowings              750                                          750
      Total                   8,058    3,720    46,003   52,731         $110,512
Period GAP                  $50,995  $(2,684) $(43,535) $ 8,122 $21,182
Cumulative GAP              $50,995  $48,311  $  4,776  $12,898 $34,080
Interest Sensitivity
  GAP Ratio                   86.35% (259.07%)(1763.98%)  13.35% 100.00%
Cumulative Interest
  Sensitivity                 86.35%   80.40%     7.63%   10.45%  23.57%

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

                       Six Months Ended           Year Ended
                         June 30, 1998         December 31, 1997

                            8.44%                   7.96%

     Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 1998, the Company's qualifying capital was 11.59%, 10.71% of which was Tier 1 capital. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 1998, the Company's leverage ratio was 8.19%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations:
Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


Item 2.  Changes in Securities


Item 3.  Defaults Upon Senior Securities


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on May 20, 1998. A quorum was established with the presence of 784,988 shares out of 1,382,202 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - Election of Directors - The following persons were elected as directors:

Name                                      Votes For        Votes Withheld

John Cavallucci                           784,988           0
Robert E. Eklund                          784,988           0
Timothy J. Jorstad                        784,988           0
Catherine H. Munson                       784,988           0
Gary T. Ragghianti                        784,988           0
Michael J. Smith                          784,988           0
Edward P. Tarrant                         784,988           0
Randall J. Verrue                         784,988           0

Proposal 2. - Ratification of Independent Auditors - The firm of Deloitte & Touche LLP was ratified to serve as the Company's independent auditors for the fiscal year 1998. There were 778,374 votes cast for the proposal, 734 votes cast against the proposal, and 5,880 abstentions.

Item 5.  Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) List of  Exhibits:

(3)(a)      -- Restated Articles of Incorporation (incorporated by reference to
               Exhibit (3)(a) to the registrant's Quarterly Report on Form 10-QSB for its quarterly period ended March 31, 1998).
(3)(b)      -- By-laws (incorporated by reference to the
               registrant's registration statement on Form S-4 (File No. 33-76832)).
(10)(a)(1)  -- Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832)).
(10)(a)(2)  -- Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)       -- Leases
     (10)(b)(1)  -- San Rafael Office Lease  (incorporated by reference to
                    Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(2)  -- South San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(3)  -- Hayward Office Lease (incorporated by reference to Exhibit
                   (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(4)  -- Upland Office Lease (incorporated by reference to Exhibit
                   (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(5)  -- San Francisco Office Lease (incorporated by reference to
                    Exhibit (10)(b)(5) to the registrant's Annual Report on Form
                   10-KSB for its fiscal year ended December 31, 1997).
(27)        -- Financial Data Schedule


(b) Reports on Form 8-K.

      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)



Date: August 13, 1998                 /s/ Patrick E. Phelan
                                      Patrick E. Phelan
                                      Chief Financial Officer
                                      (Principal Accounting Officer and officer
                                      authorized to sign on behalf of the
                                      registrant)