Form 10QSB
period 1998-09-30
MCB FINANCIAL CORP
filed 1998-11-13
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

YES   X       NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 6, 1998

Class
Common stock, no par value                       2,013,471

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                           September 30, December 31,
                                                              1998         1997
ASSETS                                                 (Unaudited)
Cash and due from banks                                   $   8,989    $   6,557
Federal funds sold                                            5,000        4,900
     Total cash and cash equivalents                         13,989       11,457
Interest-bearing deposits with banks                            286          286
Investment securities available for sale at fair value       32,704       10,314
Investment securities held to maturity; fair values
     of $10,617 in 1998 and $25,197 in 1997                  10,553       25,242
Loans held for investment (net of allowance for possible
     credit losses of $1,062 in 1998 and $1,007 in 1997     103,914       87,179
Premises and equipment - net                                  2,517        2,586
Accrued interest receivable                                   1,174        1,070
Deferred income taxes                                           255          568
Other assets                                                  1,170        1,175
     Total assets                                         $ 166,562    $ 139,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                               $  33,026    $  29,151
        Interest-bearing:
           Transaction accounts                              94,868       75,488
           Time certificates, $100,000 and over              13,325       11,565
           Savings and other time deposits                   10,212        9,928
              Total interest-bearing deposits               118,405       96,981
              Total deposits                                151,431      126,132

     Other borrowings                                           306          750
     Accrued interest payable and other liabilities           1,134        1,028
              Total liabilities                             152,871      127,910


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        2,076,763 issued and outstanding at September 30, 1998
        2,054,715 issued and outstanding at
        December 31, 1997                                    10,400       10,310
     Accumulated other comprehensive income                     440            1
     Retained earnings                                        2,851        1,656
        Total shareholders' equity                           13,691       11,967
Total liabilities and shareholders' equity                $ 166,562    $ 139,877

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended      For the Nine Months
In thousands,                          September 30,         Ended September 30,
except per share amounts             1998         1997         1998        1997
                                        (Unaudited)               (Unaudited)
INTEREST INCOME:
   Loans, including fees           $ 2,788      $ 2,235      $ 7,790     $ 6,340
   Federal funds sold                  154           80          370         250
   Investment securities               511          687        1,576       1,895
        Total interest income        3,453        3,002        9,736       8,485

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits         1,050          948        2,943       2,742
   Time certificates, $100,000
     and over                          173          142          492         392
   Other interest                        7            6           18          21
        Total interest expense       1,230        1,096        3,453       3,155

NET INTEREST INCOME                  2,223        1,906        6,283       5,330

PROVISION FOR POSSIBLE
   CREDIT LOSSES                        35           20           70          60

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES            2,188        1,886        6,213       5,270

OTHER INCOME:
   Gain on sale of loans                18           26          137         116
   Service fees on deposit
     accounts                          129          125          373         361
   Loan servicing fees                  11            8           32          23
   Other                                45           56          192         125
        Total other income             203          215          734         625

OTHER EXPENSES:
   Salaries and employee benefits      922          709        2,707       2,255
   Occupancy expense                   214          201          648         583
   Furniture and equipment expense      99           74          313         248
   Professional services               101          166          214         268
   Supplies                             66           49          215         151
   Promotional expenses                 57           47          247         152
   Data processing fees                 80          106          242         253
   Regulatory assessments               18           16           49          45
   Other                                97           87          340         275
        Total other expenses         1,654        1,455        4,975       4,230

INCOME BEFORE INCOME TAXES             737          646        1,972       1,665

INCOME TAX PROVISION                   299          267          807         684

NET INCOME                         $   438      $   379      $ 1,165     $   981

BASIC EARNINGS PER SHARE            $ 0.21       $ 0.19       $ 0.56      $ 0.49
DILUTED EARNINGS PER SHARE          $ 0.20       $ 0.18       $ 0.53      $ 0.47

See notes to condensed consolidated financial statements


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Three Months Ended   Nine Months Ended
Dollar amounts in thousands                  September 30,       September 30,
                                           1998        1997    1998        1997
                                              (Unaudited)         (Unaudited)

Net income                                $ 438       $ 379   $1,165     $  981
Other comprehensive income, net of tax:
  Unrealized gain (loss) on available
  for sale investments:
    Unrealized holding gain (loss)
    arising during period                   422          48      439         27

Comprehensive income                      $ 860       $ 427   $1,604     $1,008

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Nine Months
Dollar amounts in thousands                                 Ended September 30,
                                                           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)
   Net income                                          $  1,165        $    981
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Settlement of mortgage loans sold                                        647
   Provision for possible credit losses                      70              60
   Depreciation and amortization                            347             242
   Change in deferred income taxes                                          (59)
   (Increase) decrease in accrued interest receivable      (104)             63
   Increase in other assets                                  (6)            (56)
   Increase in accrued interest payable and
     other liabilities                                      149              76
       Net cash provided by operating activities          1,621           1,954

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                               16,750           2,000
     Purchases                                           (2,055)         (3,000)
Available for sale securities:
     Maturities                                           2,880           3,997
     Calls                                                1,000           2,000
     Purchases                                          (25,547)         (8,017)
     Decrease in interest-bearing deposits with banks                        98
Net increase in loans held for investment               (16,805)         (5,869)
Purchases of premises and equipment                        (257)           (409)
       Net cash used by investing activities            (24,034)         (9,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                      3,875           3,584
   Net increase in interest-bearing transaction,
     savings and other time deposits                     21,424           6,864
   Net (decrease) increase in other borrowings             (444)            289
   Cash dividends paid                                                       (2)
Proceeds from the exercise of stock options                  90             249
       Net cash provided by financing activities         29,945          10,984

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,532           3,738

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   11,457          10,380

   End of period                                       $ 13,989        $ 14,118

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  3,497        $  3,167
   Income taxes                                             596        $    720

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock dividends paid on common stock                                $    591

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

1.  Significant Accounting Policies

   The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1997. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 1998 may not be indicative of operating results for the year ending December 31, 1998. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

Stock Split

   In February 1998, the Company's outstanding shares of common stock were split four-for-three. In August 1998, the Company's outstanding shares of common stock were split three-for-two. All shares and per share amounts reported have been restated to reflect the splits.

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


2. Earnings Per Share

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and nine month periods ended September 30, 1998 and 1997.

                                          Three months ended September 30, 1998:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $438         2,077         $0.21

Effect of Dilutive Securities:
Stock options                                                 142
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $438         2,219         $0.20


                                           Nine months ended September 30, 1998:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders      $1,165         2,071         $0.56

Effect of Dilutive Securities:
Stock options                                                 144
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                   $1,165         2,215         $0.53


                                          Three months ended September 30, 1997:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $379         2,016         $0.19

Effect of Dilutive Securities:
Stock options                                                  92
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $379         2,108         $0.18


                                           Nine months ended September 30, 1997:
                                             Net                     Per Share
                                           Income         Shares       Amount
In thousands, except per share amounts   (Unaudited)   (Unaudited)   (Unaudited)
Basic EPS:
Income available to common shareholders        $981         2,000         $0.49

Effect of Dilutive Securities:
Stock options                                                  83
Diluted EPS:
Income available to common shareholders
  plus assumed conversions                     $981         2,083         $0.47


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1998 and the financial condition of the Company as of that date.

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


OVERVIEW
   Earnings Summary. The Company reported net income of $438,000, or $0.21 per share basic and $0.20 per share diluted, for the third quarter of 1998. This compares to net income of $379,000, or $0.19 per share basic and $0.18 per share diluted, for the same period in 1997.

For the nine months ended September 30, 1998, the Company reported net income of $1,165,000, or $0.56 per share basic and $0.53 per share diluted. This compares to net income of $981,000, or $0.49 per share basic and $0.47 per share diluted for the same period in 1997. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three and nine month periods ended September 30, 1998.

   Return on average assets and return on average equity for the third quarter of 1998 were 1.09% and 13.11%, respectively, as compared to 1.06% and 13.49%, respectively, for the same period of 1997. Return on average assets and return on average equity for the nine months ended September 30, 1998 were 1.02% and 12.17%, respectively, as compared to 0.96% and 12.12%, respectively, for the same period of 1997.


FINANCIAL CONDITION
   Summary. Total assets of the Company increased by $26.7 million, or 19.1%, from the end of 1997 to reach $166.6 million at September 30, 1998. This increase resulted primarily from growth in existing operations, largely due to improved economic conditions in the Company's market areas.

   Loans Held for Investment. Net loans held for investment increased by $16.7 million, or 19.2%, during the first nine months of 1998 as demand for commercial real estate and construction loans continued to increase. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

Total Loans                                       September 30,  December 31,
                                                          1998          1997
Commercial                                           $  21,523     $  21,217
Real estate:
   Commercial                                           68,064        57,385
   Construction                                         10,571         3,757
   Land                                                    908         1,307
Home equity                                              1,718         2,314
Loans to consumers and individuals                       2,241         2,331
       Total                                           105,025        88,311
Deferred loan fees                                         (49)         (125)
Allowance for possible credit losses                    (1,062)       (1,007)
    Total net loans                                  $ 103,914     $  87,179


   In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $87.1 million, or 82.9% of the total portfolio as of September 30, 1998. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

   The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of September 30, 1998, the two largest industry concentrations within the loan portfolio were real estate and related services at 26.1% and the business/personal service industry at 22.9% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

   Nonperforming Assets.   The Company carefully monitors the quality of its
loan portfolio and the factors that affect it, including regional economic conditions, employment stability, and real estate values. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.

   As of September 30, 1998, the Company had nonperforming assets in the amount of $584,000, of which $544,000 represented three nonaccrual loans. Had these nonaccrual loans performed under their contractual terms approximately $22,237 in additional interest income would have been recognized during 1998. Also, as of September 30, 1998, the Company had one loan 90 days or more past due and still accruing in the amount of $40,000. This loan is well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                      September 30,   December 31,
                                                  1998           1997

Nonaccrual loans                                 $ 544          $  69
Loans 90 days or more past due and
  still accruing                                    40             40
Other real estate owned                              0              0
                                                 $ 584          $ 109

As a percent of total loans                       0.56%          0.12%
As a percent of total assets                      0.35%          0.08%


   At September 30, 1998, the Company had loans identified as impaired in the amount of $584,000. At September 30, 1998, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

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

   In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 1998, the APCL of $1,062,000, or 1.01% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

   The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                  Nine Months      Year
                                                     Ended         Ended
                                                  September 30, December 31,
                                                          1998         1997
Balances:
 Average loans during period (net of unearned income) $ 97,395     $ 82,893
 Loans at end of period (net of unearned income)       104,976       88,186

 Allowance for Possible Credit Losses:
   Balance at beginning of period                        1,007          944
   Actual credit losses:
     Commercial loans                                       17          105
     Loans to consumers and individuals                                   3
       Total                                                17          108
   Actual credit recoveries:
     Commercial loans                                        1           51
     Loans to consumers and individuals                      1
       Total                                                 2           51
   Net credit losses                                        15           57
   Provision charged to operating expenses                  70          120
   Balance at end of period                           $  1,062     $  1,007

Ratios:
   Net credit losses to average loans                     0.02%        0.07%
   Allowance for possible credit losses to loans
     at end of period                                     1.01%        1.14%
   Net credit losses to beginning of period
     allowance for credit losses                          1.49%        6.04


   The Company provided $35,000 to the allowance for possible credit losses during the third quarter of 1998 as compared to $20,000 during the third quarter of 1997. For the nine months ended September 30, 1998, the Company provided $70,000 to the allowance for possible credit losses as compared to $60,000 during the same period of 1997. The $35,000 provision in the third quarter of 1998 was recorded as a prudent measure, based upon growth in the loan portfolio.


   The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                 September 30, 1998         December 31, 1997
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                   $   600     43.75%       $   570    41.79%
Real estate loans                      227     52.00%           245    52.39%
Consumer loans                          40      4.25%            43     5.82%
Not allocated                          195       N/A            149      N/A
     Total                         $ 1,062    100.00%       $ 1,007   100.00%

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


   The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
September 30, 1998:        Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $10,553    $    64     $          $10,617    $10,553
Total held to maturity      10,553         64                 10,617     10,553

Available for sale securities:
  U.S. Treasury             13,313        390                 13,703     13,703
  U.S. Government Agencies  15,224        282                 15,506     15,506
  Mortgage-backed
    Securities               1,338         12                  1,350      1,350
  Corporate securities       1,976         68                  2,044      2,044
  Municipal bonds              100          1                    101        101
Total available for sale    31,951        753                 32,704     32,704
Total investment
  securities               $42,504    $   817     $          $43,321    $43,257


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


   Deposits. Total consolidated deposits increased by $25.3 million, or 20.1%, during the nine months ended September 30, 1998. This increase was primarily the result of growth in existing operations, largely due to improved economic conditions in the Company's market areas.

   Rates paid on time deposits decreased during the nine months ended September 30, 1998 contributing to the decrease in the cost of funds to 3.33% during the nine months ended September 30, 1998 from 3.36% for the year ended December 31, 1997. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                       Nine  Months Ended        Year Ended
                                       September 30, 1998    December 31, 1997
                                       Average    Average    Average   Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 30,010              $ 27,019
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     85,402      4.07%     78,521     4.10%
Savings deposits                         1,772      1.92%      1,928     1.93%
Time deposits, $100,000 and over        12,306      5.33%     10,214     5.42%
Other time deposits                      8,065      5.09%      8,080     5.13%
    Total interest-bearing             107,545      4.26%     98,743     4.28%

Total deposits                        $137,555      3.33%   $125,762     3.36%

   The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):

                                        September 30,      December 31,
Time remaining to maturity                      1998              1997

Three months or less                        $  3,280          $  4,359
After three months to six months               3,380             3,388
After six months to one year                   5,965             3,388
After twelve months                              700               430
          Total                             $ 13,325          $ 11,565


RESULTS OF OPERATIONS
   Net Interest Income / Net Interest Margin. Net interest income for the quarter ended September 30, 1998 was $2,223,000, an increase of 16.6% over the net interest income of $1,906,000 during the same period of 1997. Net interest income for the nine months ended September 30, 1998 was $6,283,000, an increase of 17.9% over the net interest income of $5,330,000 during the same period of 1997. The increase in both periods was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.
   The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                       For the quarter ended September 30,
                                            1998                   1997
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $ 11,382 $  154  5.41% $  5,801 $   80  5.52%
Interest-bearing deposits
  with banks                           286      4  5.59%      338      5  5.92%
Investment securities               34,289    507  5.92%   42,168    682  6.47%
Loans                              103,558  2,788 10.77%   83,380  2,235 10.72%
Total earning assets               149,515  3,453  9.24%  131,687  3,002  9.12%
Total non-earning assets            11,937                 11,051
Total assets                      $161,452               $142,738

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 30,899               $ 27,957

Interest-bearing transaction
  accounts                          92,480 $  936  4.05%   81,569 $  836  4.10%
Time deposits, $100,000 or more     12,722    173  5.44%   10,292    143  5.56%
Savings and other time              10,168    114  4.48%    9,780    111  4.54%
  Total interest-bearing deposits  115,370  1,223  4.24%  101,641  1,090  4.29%
Other borrowings                       514      7  5.45%      484      6  4.96%
  Total interest-bearing
    liabilities                    115,884  1,230  4.25%  102,125  1,096  4.29%
Other liabilities                    1,308                  1,414
Shareholders' equity                13,361                 11,242
Total liabilities
  and shareholders' equity        $161,452               $142,738

Net interest income                        $2,223                 $1,906
Net interest margin                                5.95%                  5.79%


                                     For the nine months ended September 30,
                                            1998                   1997
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  9,216 $  370  5.35% $  6,214 $  250  5.36%
Interest-bearing deposits
  with banks                           286     13  6.06%      369     17  6.14%
Investment securities               34,293  1,563  6.09%   39,059  1,878  6.42%
Mortgage loans held for sale                                   87      5  7.66%
Loans                               96,379  7,790 10.78%   80,354  6,335 10.51%
Total earning assets               140,174  9,736  9.26%  126,083  8,485  8.98%
Total non-earning assets            11,827                 10,840
Total assets                      $152,001               $136,923

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 30,010               $ 26,069

Interest-bearing transaction
  accounts                          85,402  2,609  4.07%   78,476  2,403  4.08%
Time deposits, $100,000 or more     12,306    492  5.33%    9,692    392  5.39%
Savings and other time               9,837    334  4.53%   10,041    339  4.50%
  Total interest-bearing deposits  107,545  3,435  4.26%   98,209  3,134  4.25%
Other borrowings                       481     18  4.99%      597     21  4.69%
  Total interest-bearing
    liabilities                    108,026  3,453  4.26%   98,806  3,155  4.26%
Other liabilities                    1,197                  1,260
Shareholders' equity                12,768                 10,788
Total liabilities
  and shareholders' equity        $152,001               $136,923

Net interest income                        $6,283                 $5,330
Net interest margin                                5.98%                  5.64%


   The net interest margin increased to 5.95% during the third quarter of 1998 from 5.79% in the same quarter of 1997. For the nine months ended September 30, 1998, the net interest margin increased to 5.98% from 5.64% during the same period of 1997. The increase in both periods was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

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

                                Quarter Ended          Nine Months Ended
                             Septmeber 30, 1998        September 30, 1998
                                 Compared to               Compared to
                                Quarter Ended          Nine Months Ended
                             September 30, 1997        September 30, 1997
                                  Change in                 Change in
                                        Rate/                     Rate/
                           Volume Rate Volume Total  Volume Rate Volume Total
Interest Income:
  Federal funds sold         $77   ($2)   ($2)  $73   $121    $0     $0  $121
  Interest-bearing deposits
   with banks                 (1)    0      0    (1)    (4)    0      0    (4)
  Investment securities     (127)  (58)    11  (174)  (229)  (97)    12  (314)
  Mortgage loans held
   for sale                                             (5)    0      0    (5)
  Loans                      540    10      3   553  1,258   163     32 1,453
Total Interest Income        489   (50)    12   451  1,141    66     44 1,251

Interest Expense:
  Interest-bearing
   transaction accounts      111   (10)    (1)  100    211    (6)    (1)  204
  Time deposits,
   $100,000 or more           34    (3)    (1)   30    105    (4)    (1)  100
  Savings and other time       4    (1)     0     3     (5)    2      0    (3)
  Other borrowings             0     1      0     1     (4)    1      0    (3)
Total Interest Expense       149   (13)    (2)  134    307    (7)    (2)  298

Net Interest Income         $340  ($37)   $14   $317  $834   $73    $46  $953


   Noninterest Income. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                       Quarter Ended      Nine Months Ended
                                       September 30,        September 30,
Components of Noninterest Income      1998        1997     1998        1997
Gain on sale of loans               $   18      $   26    $ 137       $ 116
Service fees on deposit accounts       129         125      373         361
Loan servicing fees                     11           8       32          23
Other                                   45          56      192         125
   Total                            $  203      $  215    $ 734       $ 625

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                 0.04%       0.07%    0.12%       0.11%
Service fees on deposit accounts      0.32%       0.35%    0.32%       0.35%
Loan servicing fees                   0.03%       0.02%    0.03%       0.02%
Other                                 0.11%       0.16%    0.17%       0.12%
   Total                              0.50%       0.60%    0.64%       0.60%


   Noninterest Expense. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                           Quarter Ended     Nine Months Ended
                                           September 30,       September 30,
Components of Noninterest Expense          1998      1997      1998      1997
Salaries and employee benefits          $   922   $   709   $ 2,707   $ 2,255
Occupancy expense                           214       201       648       583
Furniture and equipment expense              99        74       313       248
Professional services                       101       166       214       268
Supplies                                     66        49       215       151
Promotional expenses                         57        47       247       152
Data processing fees                         80       106       242       253
Regulatory assessments                       18        16        49        45
Other                                        97        87       340       275
   Total                                $ 1,654   $ 1,455   $ 4,975   $ 4,230
Average full-time equivalent employees       56        46        55        48

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.28%     1.99%     2.37%     2.20%
Occupancy expense                          0.53%     0.56%     0.57%     0.57%
Furniture and equipment expense            0.25%     0.21%     0.27%     0.24%
Professional services                      0.25%     0.47%     0.19%     0.26%
Supplies                                   0.16%     0.14%     0.19%     0.15%
Promotional expenses                       0.14%     0.13%     0.22%     0.15%
Data processing fees                       0.20%     0.30%     0.21%     0.25%
Regulatory assessments                     0.05%     0.04%     0.04%     0.04%
Other                                      0.24%     0.24%     0.30%     0.27%
   Total                                   4.10%     4.08%     4.36%     4.13%

   Noninterest expense increased to $1.7 million during the third quarter of 1998 from $1.5 million during the same period of the prior year. For the nine months ended September 30, 1998, noninterest expense increased to $5.0 million from $4.2 million during the same period of the prior year. In January, 1998, the Company opened a branch office in San Francisco which contributed to the increase in noninterest expense during the third quarter of 1998 and for the nine months ended September 30, 1998.

   Year 2000. The Year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900", rather than as the year "2000". If these automated systems are not appropriately re-coded, updated or replaced before the year 2000, they will likely crash or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

   The year 2000 challenge is especially problematic for financial institutions, since many transactions such as interest accruals and payments are date sensitive. It also may affect the operations of third parties with whom the Company does business, including the Company's vendors, suppliers, utility companies and customers.

   The Company's State of Readiness. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated
resources to do so.   Management has completed an assessment of its automated
systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, although appropriate follow-up activities are continuing to occur. The Company is currently involved in the renovation and implementation phase of the Plan.

   Project Management. The Company's senior management provides periodic reports to its board of directors in order to assist them in overseeing the Company's year 2000 readiness.

   Awareness. The Company has completed several projects designed to promote awareness of year 2000 issues throughout the Company and the Company's customer base. These projects include mailing information to deposit and loan customers, providing training for lending officers and other staff, and responding to vendor, customer, and shareholder inquiries.

   Assessment. Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is substantially complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts. The Company's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Company's operations could be materially affected if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. For example, the Company depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Company. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect the Company. In response to this concern, the Company has identified and contacted those vendors who provide our mission-critical applications. The Company has assessed their year 2000 compliance efforts and will continue to monitor their progress as the year 2000 approaches.

   Testing. Updating and testing of the Company's mission-critical automated systems is substantially complete. Testing of modified or new systems will continue throughout 1998 and 1999.

   Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1998 and 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

   The Costs to Address the Company's Year 2000 Issues. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company upgraded and replaced its data processing and network system in 1997. The Company spent a total of approximately $500,000 on this conversion. The Company will continue to upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion. Management does not believe that future expenses related to meeting the Company's year 2000 challenges will have a material effect on the operations or financial performance of the Company. However, factors beyond the control of management, such as the effects on vendors of our mission-critical software and systems, the effects of year 2000 issues on the economy, and the development of the risks identified below under "The Risks of the Company's Year 2000 Issues," among other things, could have a material effect on the operations or financial performance of the Company.

   The Risks of the Company's Year 2000 Issues. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many other companies in other industries.
Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, management has to date identified the following potential risks:

     1. Commercial banks, such as the Company, may experience a contraction in their deposit base if a significant amount of deposited funds are withdrawn by customers prior to the year 2000. Also, interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. The Company is currently developing a contingency plan for addressing this situation, should it occur.

     2. The Company lends significant amounts to businesses in its market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. As part of the Company's Plan, its primary borrowers were identified and the assessment of their year 2000 readiness and risk to the Company is in progress.

     3. The Company's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected if the operations of those companies who provide the Company with mission critical systems and services are materially affected. As described above, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress.

     4. All companies with publicly traded stock, including the Company, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the new millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of the MCB Financial Corporation or any other company.

     5. The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water and telephone. To the extent access is interrupted due to the effects of year 2000 issues on these and other utilities, the operations of the Company will be disrupted.

   The Company's Contingency Plans. The Company is currently developing a contingency plan to handle the most reasonably likely worst case scenarios related to year 2000 issues. This plan will range from obtaining mission-critical system back-up capabilities to funds management contingencies.

   Income Taxes. The Company's effective tax rate was 40.6% for the quarter ended September 30, 1998 compared to 41.3% in the same period of the prior year. For the nine months ended September 30, 1998, the effective tax rate was 40.9% compared to 41.1% in the same period of the prior year.

   Liquidity and Asset / Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 1998, federal funds sold averaged $9.2 million, or 6.1% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

   At September 30, 1998, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $53.1 million, or 31.9% of total assets. This represented all available liquid assets.

   Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At September 30, 1998, the loan-to-deposit ratio was 69.3% as compared to 69.9% at December 31, 1997.

   Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At September 30, 1998, this ratio was 3.85% as compared to 6.3% at December 31, 1997. Although the liquidity ratio was below target at September 30, 1998, the ratio increased after that date to 9.06% at October 31, 1998.

   As of September 30, 1998, the Company had no material commitments that were expected to adversely impact liquidity.

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

   The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of September 30, 1998, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

September 30, 1998                                        After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $ 5,000                                    $  5,000
  Interest-bearing deposits
    with other banks             196 $    90                                 286
  Investment securities           96      96  $    389  $31,551 $10,372   42,504
Loans, gross of allowance
    for possible losses       44,604     757     4,432   40,296  14,887  104,976
      Total                   49,896     943     4,821   71,847  25,259  152,766

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        41,032   53,836           94,868
  Time deposits, $100,000
    or more                   3,280    3,380     5,965      700           13,325
  Savings and other
    time deposits             2,531    1,395     3,586    2,700           10,212
  Other borrowings              306                                          306
      Total                   6,117    4,775    50,583   57,236         $118,711
Period GAP                  $43,779  $(3,832) $(45,762) $14,611 $25,259
Cumulative GAP              $43,779  $39,947  $ (5,815) $ 8,796 $34,055
Interest Sensitivity
  GAP Ratio                   87.74% (406.36%) (949.22%)  20.34% 100.00%
Cumulative Interest
  Sensitivity                 87.74%   78.58%   (10.45%)   6.90%  22.29%


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

                       Nine Months Ended          Year Ended
                      September 30, 1998       December 31, 1997

                            8.40%                   7.96%

   Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that qualifying capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 1998, the Company's qualifying capital ratio was 11.80% and its Tier 1 capital ratio was 10.90%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 1998, the Company's leverage ratio was 7.99%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

   On October 8, 1998, the Company's Board of Directors authorized the Company to repurchase an additional $500,000 of the Company's common stock in addition to the $500,000 authorized pursuant to the existing repurchase program announced in 1994, of which $395,000 remained available at September 30, 1998. The new repurchase program authorizes the Company to repurchase and retire up to $500,000 of its common stock in open market and private transactions from time to time depending on market conditions and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's strong capital position and healthy profitability contributed to the initiation of this program, which is being implemented to optimize the Company's use of equity capital and enhance shareholder value. As of November 12, 1998, no amounts remained available under the repurchase program announced in 1994 and $268,000 remained available under the additional repurchase program authorized on October 8, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


Item 2.  Changes in Securities

   On July 23, 1998, the Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock. On August 20, 1998, the Company amended and restated its Articles of Incorporation to effect this stock split.

Item 3.  Defaults Upon Senior Securities


Item 4.  Submission of Matters to a Vote of Security Holders


Item 5.  Other Information


Item 6. Exhibits and Reports on Form 8-K.

(a) List of  Exhibits:

 (3)(a)        -- Restated Articles of Incorporation
 (3)(b)        -- By-laws (incorporated by reference to the
                  registrant's registration statement on Form S-4 (File No. 33-76832))
(10)(a)(1)     -- Stock Option Plan (incorporated by reference to the
                  registrant's registration statement on Form S-4 (File No. 33-76832))
(10)(a)(2)     -- Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31,
                  1994).
(10)(b)        -- Leases
     (10)(b)(1)   -- San Rafael Office Lease  (incorporated by reference to
                     Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(2)   -- South San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(3)   -- Hayward Office Lease (incorporated by reference to Exhibit
                     (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(4)   -- Upland Office Lease (incorporated by reference to Exhibit
                     (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
     (10)(b)(5)   -- San Francisco Office Lease (incorporated by reference to
                     Exhibit (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997).
(27)           -- Financial Data Schedule


(b) Reports on Form 8-K. The Company filed the following Current Report on Form 8-K:

           (i) A Current Report on Form 8-K dated October 20, 1998, pertaining to an additional Common Stock Repurchase Program.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)



Date:	November 13, 1998                /s/ Patrick E. Phelan
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

ARTICLE III

(a) This corporation is authorized to issue two classes of shares designated "Preferred Stock" and "Common Stock," no par value per share, respectively. The number of shares of Preferred Stock authorized to be issued is 20,000,000 and the number of shares of Common Stock authorized to be issued is 20,000,000.
Upon the amendment of this Article III as set forth herein, each outstanding share of Common Stock is divided into one and one-half shares of Common Stock.

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