Form 10KSB
period 1998-12-31
MCB FINANCIAL CORP
filed 1999-03-29
CIK 902789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 033-76832

                           MCB FINANCIAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  CALIFORNIA                                     68-0300300
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

                               1248 FIFTH AVENUE,
                          SAN RAFAEL, CALIFORNIA 94901
                                 (415) 459-2265
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE
                                (TITLE OF CLASS)

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     The issuer's revenues for its most recent fiscal year were $14,214,000.

     At March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $13,074,000. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the issuer were deemed to be shares of Common Stock held by affiliates.

     At March 19, 1999, the issuer had outstanding 1,978,605 shares of Common Stock, no par value, which is the issuer's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required to be furnished pursuant to Part III of this Form 10-KSB will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 19, 1999, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                              PART I

Item 1.  Description of Business............................    1
     MCB Financial Corporation..............................    1
     Metro Commerce Bank....................................    1
     Competition............................................    2
     Insurance..............................................    2
     Employees..............................................    3
  Supervision and Regulation................................    3
Item 2.  Description of Property............................    9
Item 3.  Legal Proceedings..................................    9
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    9

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
  Matters...................................................   10
Item 6.  Management's Discussion and Analysis...............   10
Item 7.  Financial Statements...............................   22
Item 8.  Changes In and Disagreements With Accountants on
Accounting and
          Financial Disclosure..............................   46

                             PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of
         the Exchange Act...................................   46
Item 10. Executive Compensation.............................   46
Item 11. Security Ownership of Certain Beneficial Owners and
  Management................................................   46
Item 12. Certain Relationships and Related Transactions.....   46
Item 13. Exhibits and Reports on Form 8-K...................   46

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

MCB FINANCIAL CORPORATION

     MCB Financial Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Company was incorporated under the laws of the State of California on January 20, 1993.

     On October 1, 1993, the Company began operations as a bank holding company with Metro Commerce Bank (the "Bank") as its wholly-owned subsidiary. The Company's only significant asset is its investment in the Bank. The principal business and activity of the Company is to serve as the bank holding company for the Bank and its principal source of income is dividends paid by the Bank.

METRO COMMERCE BANK

     The Bank was licensed by the Office of the Comptroller of the Currency ("Comptroller") on June 12, 1989, and commenced operations as a national banking association on December 8, 1989. On July 24, 1998, the Bank converted from a national banking association into a California State bank. The Bank is subject to primary supervision, examination and regulation by the State of California Department of Financial Institutions ("DFI") and the Federal Reserve Board ("FRB"). The Bank is also subject to certain other federal laws and regulations. In addition, the Bank is subject to applicable provisions of California law insofar as such provisions do not conflict with or are not preempted by federal banking laws. The deposits of the Bank are insured under the Federal Deposit Insurance Act up to the applicable limits thereof and the Bank is a member of the Federal Reserve System. The Bank is a wholly-owned subsidiary of the Company and presently has no subsidiaries or other affiliates.

     The Bank is engaged in substantially all of the business operations customarily conducted by independent commercial banks in California. The Bank's banking services include the acceptance of checking and savings deposits, and the making of commercial, construction, mortgage, real estate, small business administration, home equity and other installment loans and term extensions of credit. The Bank also offers travelers' checks, notary public and other customary bank services to its customers. The Bank is not a credit card issuing bank; however, it offers Visa cards through one of its correspondent banks.

     From 1992 through 1996, the Bank was an active wholesale mortgage lender. Due to continued changes in the mortgage industry and the unfavorable prospects for future improvement, The Bank decided to wind down its wholesale mortgage banking operations at the end of 1996. The Bank will continue to offer limited retail mortgage lending through its commercial bank. Prior to winding down its wholesale operations, the Bank originated and sold its mortgage loans in the secondary market to both government and private mortgage purchasers. Until the end of 1994, the Bank retained servicing rights to certain mortgage loans. Mortgage loan servicing primarily encompasses the collection of payments due, impound accounting, investor remitting and foreclosure processing. The Bank sold all of its mortgage servicing rights in 1994 and discontinued its mortgage servicing operations.

     In January 1995, the Bank began a Small Business Administration ("SBA") Loan Division. The SBA is an agency of the U.S. Government that offers guaranteed loan programs for small businesses which might not otherwise qualify for standard bank credit. The SBA Loan Division offers various business loan programs secured by both residential and commercial real estate and business property. The Bank primarily sells the guaranteed portion of SBA loans in the secondary market to private investors. Loan fundings through this division began during the first quarter of 1995.

     The Bank does not operate a trust department; however, it has arranged with a correspondent institution to offer trust services to the Bank's customers upon request. The Bank also does not offer international banking services although such services are offered indirectly through correspondent institutions.

     Currently, the Bank conducts its business operations through its head office located in San Rafael, California, and through its four branch office locations in San Francisco, South San Francisco, Hayward, and Upland, California. An application to establish the branch in San Francisco was approved by the Comptroller on December 10, 1997. This office opened January 8, 1998. An application to establish a branch office in Petaluma was approved by the DFI on November 10, 1998 and by the FRB on January 19, 1999. The Petaluma office is scheduled to open during the second quarter of 1999.

     The Bank's primary service area is central Marin County along with the cities of San Francisco, South San Francisco, Hayward and Upland. Most of the Bank's loans and deposits originate from small and medium sized businesses and professionals located within the Bank's primary service areas.

     The Bank's business has little, if any, emphasis on foreign sources and application of funds. The Bank's business, based upon performance to date, does not appear to be seasonal. The Bank is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. Management of the Bank is unaware of any material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

     The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

COMPETITION

     The banking business in California is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. The Bank competes for deposits and loans principally with other commercial banks and also with non-bank financial intermediaries, including savings and loan associations, credit unions, thrift and loans, mortgage companies, money market and mutual funds, finance and insurance companies and other financial and non-financial institutions. In addition, other entities (both governmental and private industry) seeking to raise capital through the issuance and sale of debt or equity securities and instruments provide competition for the Bank in the acquisition of deposits.

     Among the advantages certain of these institutions have over the Bank are their ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services (such as international banking and trust services) which are not offered directly by the Bank. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than does the Bank (legal lending limits to each customer are restricted to a percentage of a bank's capital, the exact percentage depending on the nature of the particular loan transaction involved).

     From the time the Bank commenced its operations, officers and employees of the Bank have continually engaged in marketing activities, including the evaluation and development of new services, involvement in community service groups, and direct marketing in order to retain and improve the Bank's competitive position in its service areas.

INSURANCE

     The Bank maintains insurance at levels deemed adequate by its Board of Directors to protect against certain business risks, operational losses, and property damage. In accordance with rulings promulgated by the DFI and pursuant to the Bank's Articles of Incorporation and certain contractual obligations, the officers and directors are entitled to indemnification by the Bank, under certain circumstances, for certain expenses, liabilities and losses including, but not limited to, costs of defense, settlements and judgments rendered against them. However, indemnification is not authorized when a supervisory action results in a final order assessing civil money penalties or when a supervisory action requires affirmative action in the form of payments by an individual to the Bank. The Bank has directors and officers liability insurance to cover certain costs of indemnification.

EMPLOYEES

     Except for its officers, currently the Company has no full-time or part-time employees. It is anticipated that the Company will rely on its officers and will utilize the employees of the Bank until it becomes actively engaged in additional business activities. The Company reimburses the Bank for a fair and reasonable amount for all services furnished to it.

     As of December 31, 1998, the Bank had a total of 55 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

     The Company is a bank holding company registered under the BHC Act and is subject to the supervision of the FRB. As a bank holding company, the Company must obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. With certain limited exceptions, the Company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the FRB determines that such activities are so closely related to banking as to be a proper incident thereof.

     The FRB has the authority to examine the Company periodically. In 1997, the FRB adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. Under this policy, examinations will focus on whether the Company has systems in place to manage the risks inherent in its business. In analyzing risk, the FRB will look at the financial condition of the Company and the Bank, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities.

     The Company and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act and are subject to the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

     The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Company, or refrain from obtaining such service from a competitor.

DIVIDENDS PAYABLE BY THE COMPANY

     Holders of Common Stock of the Company are entitled to receive dividends as and when declared by the Company's Board of Directors out of funds legally available therefor under the laws of the State of California.

     A California corporation such as the Company may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, such a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least

125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio translates into a minimum capital ratio of 20 percent, most bank holding companies, including the Company based on its current capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

     The FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Further, the FRB's position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company's ability to pay dividends.

BANK REGULATION

     The Bank is subject to regulation, supervision and regular examination by the DFI and FRB. The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund ("BIF"), which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements.

SUPERVISION AND EXAMINATIONS

     Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary Federal regulator is the FRB. The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") places limits on brokered deposits and extends the limits to any bank that is not "well capitalized" or is notified that it is in "troubled condition." Previously, the limitations applied only to troubled banks. A well-capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed below) may still accept brokered deposits without restriction, unless it has been informed by its appropriate Federal regulatory agency that it is in "troubled condition." All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on such deposits may not exceed the rate paid for deposits in its normal market area, or the national rate as determined in the FDIC's regulation.

     If a depository institution solicits deposits by offering interest rates significantly higher than rates being offered in its market area, it is deemed under FDICIA to be a deposit broker. Therefore, depending on its capital category, it may be prohibited from such practice, or need a prior waiver from the FDIC in order to offer such rates. The FDIC's regulations specify that an institution that is not well capitalized may offer rates that exceed the prevailing effective rates offered in the normal market area only if the institution obtains a waiver, but the institution may not offer rates more than 75 basis points above such prevailing rates.

     The Bank is at this time considered well capitalized and not in a "troubled condition," and it is not, therefore, subject to the brokered-deposit limitations. If the Bank's status changes in the future, these regulations could restrict the ability to attract such deposits.

RISK-BASED DEPOSIT INSURANCE ASSESSMENTS

     In addition, FDICIA required the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. The FDIC adopted a risk-assessment system effective January 1, 1994. Under this system, each bank's deposit insurance premium assessment is calculated based on information relevant to evaluating the risk posed by the institution.

CALIFORNIA LAW

     The activities of the Bank are also regulated by state law. State law, for example, regulates certain loans to any officer of the Bank, directly or indirectly, or to any related corporation in which such officer is a stockholder, director, officer or employee.

     California law permits California state-chartered banks to invest in the stock and equity securities of other corporations, to engage directly in or invest directly in subsidiaries which conduct real estate related activities (including property management and real estate appraisal), and to participate in management consulting and data processing services for third parties. FDICIA limits the powers, including investment authority and subsidiaries, of state banks to those activities that are either permitted to national banks, or activities that the FDIC finds do not pose a significant risk to the deposit insurance fund. In November 1998, the FDIC announced it will make it easier for well run state banks to engage in real estate and securities underwriting, if permitted by state law. State banks are now required to file notice of intention to engage in such activities.

CAPITAL STANDARDS

     The FRB and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with high credit risk, such as commercial loans. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See Notes to Consolidated Financial Statements for the capital ratios of the Company and the Bank at December 31, 1998.

DIVIDENDS PAYABLE BY THE BANK TO THE COMPANY

     The Bank is a legal entity which is separate and distinct from the Company. Aside from raising capital on its own, the exercise of stock options or borrowing funds for operating capital, it is anticipated that the Company may receive additional income through dividends paid by the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors.

     The power of the Board of Directors of the Bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. See the Notes to Consolidated Financial Statements for the amount of funds the Bank had available for the payment of dividends at December 31, 1998.

     Under the Federal Deposit Insurance Act, bank regulators also have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that such regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1998, the Company and the Bank exceeded the required ratios for classification as "well capitalized".

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

IMPACT OF MONETARY POLICIES

     Banking is a business which depends in large part on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise a major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank and the Company are subject to the influence of domestic and foreign economic conditions, including recession, unemployment and inflation.

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions and intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

ENVIRONMENTAL REGULATION

     Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on both the Company and the Bank. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who owns or operates contaminated property. State law provisions, which were modeled after Federal law, impose substantially similar requirements. Both federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in operating the contaminated property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure.

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

     The extent of the protection provided by both the federal and state lender protection statutes will depend on the interpretation of those statutes administrative agencies and courts, and the Bank cannot predict whether it will be adequately protected for the types of loans made by the Bank.

     In addition, the Company and the Bank remain subject to the risk that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and therefore not provide adequate security for the Bank. California law provides some protection against the second risk by establishing certain additional, alternative remedies for a lender in circumstances where the property securing a loan is later found to be environmentally impaired, permitting the lender to pursue remedies against the borrower other than foreclosure under the deed of trust.

     The Bank attempts to protect its position against the remaining environmental risks by performing prudent due diligence. Environmental questionnaires and information on use of toxic substances are requested as part of the Bank's underwriting procedures. The Bank makes lending decisions based upon its evaluation of the collateral, the net worth of the borrower and the borrower's capacity for unforeseen business interruptions or risks.

PUBLIC INTEREST LAWS, CONSUMER AND LENDING LAWS

     In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act and the Community Reinvestment Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. The Bank must comply with the applicable provisions of these laws and regulations as part of its ongoing customer relations. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights.

AMERICANS WITH DISABILITIES ACT

     The Americans With Disabilities Act ("ADA"), in conjunction with similar California legislation, has increased the cost of doing business for banks. The legislation requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives: (1) to prevent discrimination against disabled job applicants, job candidates and employees, and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

NEW AND PENDING LEGISLATION

     Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal, state and local government agencies.

     ATM FEES. Legislation has been proposed in the past in the Congress and the California legislature and measures are currently being proposed in local jurisdictions to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. If the collection of interchange fees by the operator of an ATM were prohibited, as some of these bills have proposed, the Bank's income from its ATM network would be severely reduced. Management believes that the possible reduction in ATM income would not have a material impact on the Company's consolidated financial statements.

     BANKING REFORM BILLS. A new financial service reform bill was introduced early in the 1999 session of the House of Representatives, patterned on the Senate version which was considered last year but not passed. A similar bill passed the House in 1998. The new Bill, H.R. 10, would repeal the Glass Steagall Act prohibitions on bank affiliation with securities firms. It would allow bank affiliates to engage in certain securities underwriting and other securities activities. It expands bank powers by allowing them to engage in activities 'financial in nature' rather than be limited by the current standard, 'closely related to banking'. It would allow banks to underwrite and broker insurance products, and requires the FRB to defer to the State and Federal agencies on securities and insurance law issues. It also requires a satisfactory CRA rating for a bank to be eligible for new powers and expands compliance with CRA requirements to other financial companies created by H.R. 10. Similar legislation permitting cross ownership of banks and commercial businesses and continuation of the thrift charter is expected to be introduced in the Senate for consideration this year.

     EXPANSION IN CREDIT UNION MEMBERSHIP. A broad rule has been adopted by the National Credit Union Administration ("NCUA"), relaxing limits of credit union membership. The new rule takes effect January 1, 1999. The NCUA will now approve credit unions with memberships of more than 300,000 residents with proof that they function as a community. The effect is to substantially expand credit union membership and make credit unions, as tax exempt entities serving credit needs of large communities, more competitive to banks. Litigation attacking the new rule is pending.

     THE OFFICE OF THRIFT SUPERVISION ("OTS") EXPANSION OF CHARTERS TO INSURANCE INDUSTRY. In 1998 the OTS granted its ninth charter for an insurance company to operate a thrift or savings and loan subsidiary. These new charters to the insurance industry are expected to result in yet more competition for banks.

     PROPOSED "KNOW YOUR CUSTOMER RULE"; PRIVACY. The "Know Your Customer" rule was proposed by the Federal Reserve to enforce the Bank Secrecy Act, and requires bank management to determine the identity of their customers and their customers' source of funds and then monitor the accounts for unusual events. Suspicious events are then to be reported to law enforcement authorities by the banks. The rule has been widely criticized as requiring an additional expenditure of resources by banks as well as requiring invasion of the privacy of customers. At the same time, other regulatory agencies are proposing privacy rules to prevent such information from being provided. It is not known whether the know your customer rule will be finally adopted, but it is expected that banks will be required to adopt privacy policies allowing customers to object to the banks' providing confidential customer information to affiliates of the banks as well as third parties (other than law enforcement officials).

     INTEREST ON BUSINESS CHECKING. Legislation has again been introduced during 1999 to lift the current ban on the payment of interest on business checking accounts. Legislation lifting the ban on paying interest on business checking accounts is expected to be considered in 1999 in the Shelby-Mack Regulatory Relief Bill. The adoption of this legislation would permit the Bank to compete more directly for commercial deposits, but increase its costs of funds.

     It is not known to what extent these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

     In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation or regulations may have on the Bank's business.

ITEM 2. DESCRIPTION OF PROPERTY

     Currently, the Company does not own or lease any property. The Company is not actively engaged in any business activities outside of the activities of the Bank. Therefore, the Bank's property is not significantly used by the Company. The Company will continue to utilize the premises of the Bank until it becomes actively engaged in additional business activities. The Company currently reimburses the Bank for a fair and reasonable amount for all services furnished to it.

     The Bank leases the land and the buildings at which its office facilities are located. The Bank has five full-service banking offices. The head office of the Bank is located at 1248 Fifth Avenue, San Rafael, California and consists of approximately 10,000 square feet of office space. The Bank occupies the premises for its head office under a lease which will expire in June 2014, with two five-year options to renew.

     The Bank's four branch offices in San Francisco, South San Francisco, Hayward and Upland, California occupy approximately 2,015, 12,300, 14,000 and 5,000 square feet, respectively, under leases that expire at various dates through the year 2005. In the second quarter of 1999, the Company expects to open a branch office in Petaluma. The Bank's lease for the Petaluma branch commenced March 1, 1999. The lease covers 4,635 square feet and expires in 2009.

     The Bank believes that its existing facilities are adequate for its current needs and anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding and is unaware of any proceeding being contemplated against it by any governmental authority.

     There are various legal actions pending against the Company arising from the normal course of business. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not listed on any exchange nor is it listed on the NASDAQ system. U.S. Stock Transfer Corporation is the Company's transfer agent. The Company's stock trades over-the-counter under the ticker symbol MCBF. The Company is aware of two securities dealers, Black & Co. in Portland, OR and Monroe Securities in Rochester, NY which make a market in its common stock. There were approximately 416 shareholders as of December 31, 1998. The following high and low prices reflect actual transactions which may not include retail markups, markdowns, or commissions. Prices are adjusted to reflect stock dividends and stock splits.

                                                 1997               1998
                                            --------------    ----------------
                                            HIGH      LOW      HIGH      LOW
                                            -----    -----    ------    ------
First quarter.............................  $6.07    $5.12    $10.83    $ 8.00
Second quarter............................   6.07     5.60     13.33     10.58
Third quarter.............................   7.25     5.90     12.33      7.75
Fourth quarter............................   8.44     7.19     10.00      8.13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion presents information pertaining to the financial condition and results of operations of the Company that may not otherwise be apparent from the financial statements and related notes. This discussion should be read in conjunction with the financial statements and notes found in Item 7 of this report as well as other information presented throughout this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

     This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein and in the Company's publicly available Securities and Exchange Commission filings and press releases.

OVERVIEW

     EARNINGS SUMMARY. The Company reported net income of $1,621,000, or $0.79 per share basic and $0.74 per share diluted, for 1998 compared to net income of $1,350,000, or $0.67 per share basic and $0.64 per share diluted, in 1997 and net income of 1,971,000, or $1.00 per share basic and $0.99 diluted, in 1996. The results for 1996 reflected a recovery of approximately $1.8 million (pre-tax) in litigation expenses originally recorded in the prior year.

     Return on average assets for 1998 was 1.03% compared to 0.97% in 1997 and 1.56% in 1996. Return on average equity for 1998 was 12.61% compared to 12.22% in 1997 and 20.97% in 1996.

FINANCIAL CONDITION

     SUMMARY. Assets increased by 21.2% during 1998 versus 6.4% and 7.5% in 1997 and 1996, respectively. The increase in assets during 1998 resulted primarily from growth in existing operations, largely due to improved economic conditions in the Company's market areas.

     LOANS. Loans held for investment increased by $22.8 million, or 26.1% in 1998, as compared to an increase of $7.1 million, or 8.8%, during 1997. Strong demand for commercial real estate and construction loans resulted in the loan growth for 1998.

     In the normal practice of extending credit, the Bank accepts real estate collateral on loans that have primary sources of repayment from commercial operations. Loans secured by real estate totaled $92.6 million, or 83.3% of all loans, at December 31, 1998 versus $71.3 million, or 81.8% of all loans, a year earlier. Due to the Bank's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay

Area and Southern California. Management believes that its prudent underwriting standards for real estate secured lending provide an adequate safeguard against changing real estate prices.

     The Bank focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, and accordingly, yields on these loans are typically higher than those on other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than on other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Bank's loan portfolio. As of December 31, 1998, the two largest industry concentrations within the loan portfolio were real estate and related services at 29.0% and the business/personal service industry at 22.6% of the portfolio. Because credit concentrations increase portfolio risk, the Bank places significant emphasis on the purpose of each loan and the related sources of repayment.

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

     As of December 31, 1998, the Company had nonperforming assets in the amount of $967,000, of which $563,000 represented three nonaccrual loans. Had these nonaccrual loans performed under their contractual terms approximately $34,000 in additional interest income would have been recognized during 1998. Also, as of December 31, 1998, the Company had two loans 90 days or more past due and still accruing in the amount of $404,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1997            1998
               NONPERFORMING ASSETS                  ------------    ------------
Nonaccrual loans...................................      $ 69            $563
Loans 90 days or more past due and still
  accruing.........................................        40             404
                                                         ----            ----
                                                         $109            $967
                                                         ====            ====

As a percent of total loans........................     0.12%           0.87%
As a percent of total assets.......................     0.08%           0.57%

     ALLOWANCE FOR POSSIBLE CREDIT LOSSES. The Company maintains an allowance for possible credit losses (the "APCL") which is reduced by credit losses and increased by credit recoveries and provisions to the APCL charged against operations. Provisions to the APCL and the total of the APCL are based, among other factors, upon the Company's credit loss experience, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

     In determining the adequacy of its APCL, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. The APCL totaled $1,117,000, or 1.01% of total loans, as of December 31, 1998 versus $1,007,000 or 1.14% of total loans, a year earlier. In both periods, the APCL was determined to be an adequate allowance against foreseeable future losses. Note 3 to the consolidated financial statements provides a summary of the activity in the APCL for the three years ended December 31, 1998.

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

              ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                              1997         1998
                                                            ---------   ----------
                                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance.........................................   $   944     $  1,007
Provision for loan losses.................................       120          153
Charge-offs:
  Commercial..............................................       105           53
  Consumer................................................         3
                                                             -------     --------
          Total charge-offs...............................       108           53
                                                             -------     --------
Recoveries:
  Commercial..............................................        51            9
  Consumer................................................                      1
                                                             -------     --------
          Total recoveries................................        51           10
                                                             -------     --------
Net charge-offs...........................................        57           43
                                                             -------     --------
Ending balance............................................   $ 1,007     $  1,117
                                                             =======     ========
LOANS (NET OF UNEARNED INCOME)
  OUTSTANDING AT
  DECEMBER 31(1)..........................................   $88,186     $111,075
                                                             -------     --------
AVERAGE LOANS (NET OF UNEARNED INCOME)
  OUTSTANDING AT
  DECEMBER 31(1)..........................................   $82,959     $100,130
                                                             -------     --------
RATIOS:
Allowance to loans (net of unearned income)...............      1.14%        1.01%
Net charge-offs to average loans (net of unearned
  income).................................................       .07%         .04%
Net charge-offs to allowance..............................      5.66%        3.85%

---------------
(1) Includes mortgage loans sold and mortgage loans held for sale reported on the Consolidated Balance Sheets.

     The following table sets forth the allocation of the allowance for possible credit losses as of the dates indicated:

             ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                   1997                               1998
                                     --------------------------------   --------------------------------
                                                        PERCENT OF                         PERCENT OF
                                                          LOANS                              LOANS
                                       ALLOWANCE         IN EACH          ALLOWANCE         IN EACH
                                     FOR POSSIBLE      CATEGORY TO      FOR POSSIBLE      CATEGORY TO
                                     CREDIT LOSSES     TOTAL LOANS      CREDIT LOSSES     TOTAL LOANS
                                     -------------   ----------------   -------------   ----------------
                                                           (DOLLARS IN THOUSANDS)
Commercial.........................     $  570             41.79%          $  641             42.79%
Real estate........................        245             52.39              245             53.27
Consumer...........................         43              5.82               38              3.94
Not allocated......................        149               N/A              193               N/A
                                        ------            ------           ------            ------
          Total....................     $1,007            100.00%          $1,117            100.00%
                                        ======            ======           ======            ======

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

     INVESTMENTS. Total investment securities increased by $6,522,000, or 18.3% in 1998, as compared to an increase of $476,000, or 1.4% in 1997. In 1998, investment securities held to maturity decreased $19.2 million as the decline in interest rates during the year resulted in many of the Company's callable bonds to be called. Investment securities available for sale increased $25.7 million as the Company reinvested the proceeds of the called bonds and as the increase in deposits during the year provided funds available for investment. At December 31, 1998, $6.1 million, or 14.4% of the Company's investment securities were invested in callable government agency debentures compared to $26.2 million, or 71.0% at December 31, 1997. These securities offer above market yields, but may be called if interest rates fall below certain levels. If these securities are called, the Company may not be able to reinvest the proceeds to obtain the same yield.

     DEPOSITS. Total deposits increased by $28.8 million, or 22.8%, during 1998 as compared to an increase of $6.3 million, or 5.2%, during 1997. The increase in 1998 was primarily the result of growth in existing operations, largely due to improved economic conditions in the Company's market areas. The Company's cost of funds declined to 3.23% during 1998 from 3.36% during 1997 as the Company lowered the rates paid on deposits in response to the decline in overall interest rates during the year. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------
                                        1996                   1997                   1998
                                 -------------------    -------------------    -------------------
                                 AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                 BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                                 --------    -------    --------    -------    --------    -------
Noninterest-bearing demand
  deposits.....................  $ 22,607               $ 27,019               $ 31,371
Interest-bearing transaction
  deposits (includes money
  market deposit accounts).....    70,533     4.11%       78,521     4.10%       88,255     3.93%
Savings deposits...............     2,363     1.95%        1,928     1.93%        1,845     1.92%
Time deposits, $100,000 and
  over.........................     9,023     5.50%       10,214     5.42%       12,493     5.31%
Other time deposits............    10,009     5.40%        8,080     5.13%        8,194     5.06%
                                 --------               --------               --------
          Total
            interest-bearing...    91,928     4.34%       98,743     4.28%      110,787     4.14%
                                 --------               --------               --------
          Total deposits.......  $114,535     3.48%     $125,762     3.36%     $142,158     3.23%
                                 ========               ========               ========

RESULTS OF OPERATIONS

     NET INTEREST INCOME/NET INTEREST MARGIN. Net interest income increased by $1,348,000, or 18.6%, during 1998 to reach $8.6 million. This compares to net interest income of $7.2 million in 1997 and $6.4 million in 1996. The increase in 1998 was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.

     The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities; and the net interest margin for the periods indicated (dollar amounts in thousands):

                                                  1996                           1997                           1998
                                       ---------------------------    ---------------------------    ---------------------------
                                       AVERAGE                        AVERAGE                        AVERAGE
                                       BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                                       --------   --------   -----    --------   --------   -----    --------   --------   -----
ASSETS
Federal funds sold...................  $  4,465   $   233     5.22%   $  6,613   $   356     5.38%   $  9,005   $   473     5.25%
Interest-bearing deposits with
  banks..............................       656        41     6.25%        348        21     6.03%        286        17     5.94%
Investment securities................    38,736     2,375     6.18%     38,797     2,485     6.41%     36,431     2,156     5.93%
Mortgage loans.......................     1,433       117     8.16%         66         5     7.58%
Loans................................    70,082     7,619    10.87%     81,923     8,633    10.54%     99,095    10,559    10.66%
                                       --------   -------    -----    --------   -------    -----    --------   -------    -----
        Total Earning Assets.........   115,372    10,385     9.02%    127,747    11,500     9.00%    144,817    13,205     9.12%
        Total Non-earning Assets.....    11,014                         10,928                         11,929
                                       --------                       --------                       --------
        Total Assets.................  $126,386                       $138,675                       $156,746
                                       ========                       ========                       ========
LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits......................  $ 22,607                       $ 27,019                       $ 31,371
Interest-bearing transaction
  accounts...........................    70,533     2,902     4.11%     78,521     3,219     4.10%     88,255     3,472     3.93%
Time deposits, $100,000 or more......     9,023       496     5.50%     10,214       554     5.42%     12,493       664     5.31%
Savings and other time...............    12,372       587     4.74%     10,009       452     4.52%     10,039       450     4.48%
                                       --------   -------    -----    --------   -------    -----    --------   -------    -----
        Total interest-bearing
          deposits...................    91,928     3,985     4.33%     98,744     4,225     4.28%    110,787     4,586     4.14%
                                       --------   -------    -----    --------   -------    -----    --------   -------    -----
Other borrowings.....................       729        33     4.53%        591        28     4.74%        495        24     4.85%
                                       --------   -------    -----    --------   -------    -----    --------   -------    -----
        Total interest-bearing
          liabilities................    92,657     4,018     4.34%     99,335     4,253     4.28%    111,282     4,610     4.14%
Other liabilities....................     1,723                          1,278                          1,243
Shareholders' equity.................     9,399                         11,043                         12,850
                                       --------                       --------                       --------
        Total Liabilities and
          Shareholders' Equity.......  $126,386                       $138,675                       $156,746
                                       ========                       ========                       ========
                                                  -------                        -------                        -------
Net interest income..................             $ 6,367                        $ 7,247                        $ 8,595
                                                  =======                        =======                        =======
Net interest margin..................                         5.52%                          5.68%                          5.94%

     The Company's net interest margin (net interest income divided by average earning assets) increased to 5.94% during 1998. This compared to 5.68% in 1997 and 5.52% in 1996. The increases were primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

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

                                             1997 COMPARED TO 1996              1998 COMPARED TO 1997
                                           INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                        --------------------------------   --------------------------------
                                                         RATE/                              RATE/
                                        VOLUME   RATE    VOLUME   TOTAL    VOLUME   RATE    VOLUME   TOTAL
                                        ------   -----   ------   ------   ------   -----   ------   ------
INTEREST INCOME:
  Federal funds sold..................  $ 112    $   7    $  4    $  123   $ 129    $  (9)   $ (3)   $  117
  Interest-bearing deposits with
    banks.............................    (20)      (1)      1       (20)     (4)       0       0        (4)
  Investment securities...............      4      106       0       110    (152)    (188)     11      (329)
  Mortgage loans held for sale........   (112)      (8)      8      (112)     (5)      (5)      5        (5)
  Loans...............................  1,284     (231)    (39)    1,014   1,807       98      21     1,926
                                        ------   -----    ----    ------   ------   -----    ----    ------
         Total Interest Income........  1,268     (127)    (26)    1,115   1,775     (104)     34     1,705
                                        ------   -----    ----    ------   ------   -----    ----    ------
INTEREST EXPENSE:
  Interest-bearing transaction
    accounts..........................    325       (7)     (1)      317     403     (133)    (17)      253
  Time deposits, $100,000 or more.....     66       (7)     (1)       58     124      (11)     (3)      110
  Savings and other time..............   (113)     (27)      5      (135)      1       (3)      0        (2)
  Other borrowings....................     (6)       2      (1)       (5)     (5)       1       0        (4)
                                        ------   -----    ----    ------   ------   -----    ----    ------
         Total Interest Expense.......    272      (39)      2       235     523     (146)    (20)      357
                                        ------   -----    ----    ------   ------   -----    ----    ------
NET INTEREST INCOME...................  $ 996    $ (88)   $(28)   $  880   $1,252   $  42    $ 54    $1,348
                                        ======   =====    ====    ======   ======   =====    ====    ======

     PROVISION FOR POSSIBLE CREDIT LOSSES. The Company provided $153,000 to the APCL during 1998 compared to $120,000 in 1997 and $220,000 in 1996. The provisions during those periods were recorded primarily due to growth in the loan portfolio. Net credit losses were $43,000 in 1998, $57,000 in 1997 and $28,000 in 1996.

     NONINTEREST INCOME. The following table summarizes noninterest income for the years 1996, 1997 and 1998 and expresses these amounts as a percentage of average assets (dollar amounts in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              1996     1997     1998
             COMPONENTS OF NONINTEREST INCOME                ------    ----    ------
Gain on sale of mortgage loans.............................  $  351    $ 13
Gain on sale of SBA loans..................................      47     133    $  151
Service fees on deposit accounts...........................     390     494       522
Loan servicing fees........................................      21      34        45
Gain on sale of investment securities available for sale...                        53
Recovery of litigation expenses............................   1,824
Other income...............................................     135     165       238
                                                             ------    ----    ------
          Total............................................  $2,768    $839    $1,009
                                                             ======    ====    ======
AS A PERCENTAGE OF AVERAGE ASSETS
Gain on sale of mortgage loans.............................    0.28%   0.01%
Gain on sale of SBA loans..................................    0.04    0.10      0.10%
Service fees on deposit accounts...........................    0.31    0.36      0.33
Loan servicing fees........................................    0.02    0.02      0.03
Gain on sale of investment securities available for sale...                      0.03
Recovery of litigation expenses............................    1.44
Other income...............................................    0.11    0.12      0.15
                                                             ------    ----    ------
          Total............................................    2.20%   0.61%     0.64%
                                                             ======    ====    ======

     During the first quarter of 1996, the Company recovered approximately $1.8 million in litigation expenses in conjunction with the complete settlement and release of its outstanding litigation. Gains from the sale of mortgage loans decreased in 1997 due to the Company's decision to wind down its wholesale Mortgage Banking operations.

     NONINTEREST EXPENSES. The following table summarizes noninterest expenses and the associated ratios to average assets for the years 1996, 1997 and 1998 (dollar amounts in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
             COMPONENTS OF NONINTEREST EXPENSE                ------    ------    ------
Salaries and employee benefits..............................  $3,120    $3,011    $3,646
Occupancy expense...........................................     724       774       864
Furniture and equipment expense.............................     388       322       414
Professional services.......................................     202       365       310
Supplies....................................................     236       212       294
Promotional.................................................     233       202       361
Data processing.............................................     276       354       323
Regulatory assessments......................................      46        61        58
Other.......................................................     340       372       433
                                                              ------    ------    ------
          Total.............................................  $5,565    $5,673    $6,703
                                                              ======    ======    ======
Average full-time equivalent staff..........................      50        49        55
AS A PERCENTAGE OF AVERAGE ASSETS
Salaries and employee benefits..............................    2.47%     2.17%     2.32%
Occupancy expense...........................................    0.57      0.56      0.55
Furniture and equipment expense.............................    0.31      0.23      0.26
Professional services.......................................    0.16      0.26      0.20
Supplies....................................................    0.19      0.15      0.19
Promotional.................................................    0.18      0.15      0.23
Data processing.............................................    0.22      0.26      0.21
Regulatory assessments......................................    0.04      0.04      0.04
Other.......................................................    0.27      0.27      0.28
                                                              ------    ------    ------
          Total.............................................    4.40%     4.09%     4.28%
                                                              ======    ======    ======

     Noninterest expense increased to $6.7 million during 1998 compared to $5.7 million during 1997. In January, 1998, the Company opened a branch office in San Francisco which contributed to the increase in noninterest expense during 1998.

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

     Testing. Updating and testing of the Company's mission-critical automated systems is substantially complete. Testing of modified or new systems will continue throughout 1999.

     Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

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

     The Risks of the Company's Year 2000 Issues. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many other companies in other industries. Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, management has to date identified the following potential risks:

          1. Commercial banks may experience a contraction in their deposit base if a significant amount of deposited funds are withdrawn by customers prior to the year 2000. Also, interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. The Company is currently developing a contingency plan for addressing this situation, should it occur.

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

     INCOME TAXES. The Company's effective tax rate was 41.0% in 1998 compared to 41.1% in 1997 and 41.2% in 1996. Note 6 to the consolidated financial statements provides a reconciliation of the statutory tax rates to the effective tax rate for each period.

     LIQUIDITY AND ASSET/LIABILITY MANAGEMENT. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and increases in other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During 1998, federal funds sold averaged $9.0 million, or 5.7% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

     As of December 31, 1998, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $50.0 million, or 29.5% of total assets. This represented the total amount of liquid assets available for sale and/or available to secure the Company's lines of credit.

     Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. As of December 31, 1998, the loan-to-deposit ratio was 71.7% compared to 69.9% a year earlier.

     Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. As of December 31, 1998, this ratio was 3.1% as compared 6.3% a year earlier.

     As of December 31, 1998, the Company had no material commitments that were expected to adversely impact liquidity.

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

     The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

                                              OVER 90    OVER 180   AFTER ONE     AFTER
                                    90 DAYS   DAYS TO    DAYS TO     YEAR TO      FIVE
                                    OR LESS   180 DAYS   365 DAYS   FIVE YEARS    YEARS     TOTAL
        DECEMBER 31, 1998           -------   --------   --------   ----------   -------   --------
EARNING ASSETS (RATE SENSITIVE):
  Federal funds sold..............  $ 3,200                                                $  3,200
  Interest-bearing deposits with
     other banks..................       90              $    196                               286
  Investment securities...........       96   $   297         878    $32,267     $ 8,213     41,751
  Loans, gross of allowance for
     possible losses..............   48,928     2,167       4,735     38,154      17,124    111,108
                                    -------   -------    --------    -------     -------   --------
          Total...................   52,314     2,464       5,809     70,421      25,337    156,345
                                    -------   -------    --------    -------     -------   --------
INTEREST-BEARING LIABILITIES
  (RATE SENSITIVE):
  Interest-bearing transaction
     deposits.....................                         41,182     51,309                 92,491
  Time deposits, $100,000 or
     more.........................    4,682     3,620       3,620        700                 12,622
  Savings and other time
     deposits.....................    3,187       483       4,585      2,748                 11,003
  Other borrowings................      356                                                     356
                                    -------   -------    --------    -------     -------   --------
          Total...................    8,225     4,103      49,387     54,757                116,472
                                    -------   -------    --------    -------     -------   --------
Period GAP........................  $44,089   $(1,639)   $(43,578)   $15,664     $25,337
                                    =======   =======    ========    =======     =======
Cumulative GAP....................  $44,089   $42,450    $ (1,128)   $14,536     $39,873
                                    =======   =======    ========    =======     =======
Interest Sensitivity GAP Ratio....    84.28%   (66.52)%   (750.18)%    22.24%     100.00%
                                    =======   =======    ========    =======     =======
Cumulative Interest Sensitivity...    84.28%    77.49%      (1.86)%    11.10%      25.50%
                                    =======   =======    ========    =======     =======

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

     The maturities and weighted average yields of investment securities are presented in the following table:

    MATURITIES OF INVESTMENT SECURITIES AT DECEMBER 31, 1998 (AT BOOK VALUE)

                                                                        AFTER 5 YEARS
                                                       AFTER 1 YEAR         WITHIN
                                     WITHIN 1 YEAR    WITHIN 5 YEARS       10 YEARS           TOTAL
                                     --------------   ---------------   --------------   ---------------
                                     AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD
                                     ------   -----   -------   -----   ------   -----   -------   -----
                                                           (DOLLARS IN THOUSANDS)
Mortgage-backed securities(1)......  $1,172   5.76%                                      $ 1,172   5.76%
U.S. Treasury and other U.S.
  government agencies..............                   $30,296   5.47%   $8,212   5.43%    38,508   5.46
Corporate securities...............                     1,971   6.32                       1,971   6.32
States and municipalities(2).......     100   6.48                                           100   6.48
                                     ------   ----    -------   ----    ------   ----    -------   ----
          Total....................  $1,272   5.82%   $32,267   5.52%   $8,212   5.43%   $41,751   5.51%
                                     ======   ====    =======   ====    ======   ====    =======   ====

---------------
(1) Mortgage securities are shown at stated maturities; however, these securities are subject to substantial prepayments which will accelerate actual maturities.

(2) Weighted-average yield calculated on a tax equivalent basis using statutory rates.

                      TIME CERTIFICATES, $100,000 AND OVER

     The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

                                                       DECEMBER 31, 1998
             TIME REMAINING TO MATURITY                -----------------
Three months or less.................................       $ 4,682
After three months to six months.....................         3,620
After six months to one year.........................         3,620
After twelve months..................................           700
                                                            -------
          Total......................................       $12,622
                                                            =======

                    MATURITIES OF LOANS AT DECEMBER 31, 1998

                                                       FIXED RATE   ADJUSTABLE RATE    TOTAL
             TIME REMAINING TO MATURITY                ----------   ---------------   --------
One year or less.....................................   $ 8,601         $21,273       $ 29,874
After one year to five years.........................    38,500           8,742         47,242
After five years.....................................    16,817          17,175         33,992
                                                        -------         -------       --------
          Total......................................   $63,918         $47,190       $111,108
                                                        =======         =======       ========

     As of December 31, 1998, the percentage of loans held for investment with fixed and floating interest rates was 58% and 42%, respectively.

     The following table provides typical terms of maturity ranges offered by the Company for each loan category indicated:

                                                    TYPICAL TERM IN YEARS
                  LOAN CATEGORY                     ---------------------
Commercial Loans..................................  1 to 3
Real Estate Loans:
  Commercial......................................  5
  Construction....................................  1
  Land............................................  1
Home Equity.......................................  5
Loans to Consumers and Individuals................  1 to 5

     CAPITAL RESOURCES. The principal source of capital for the Company is and will continue to be the retention of operating profits. Total shareholders' equity was $13.1 million as of December 31, 1998 compared to $12.0 million a year earlier.

     During 1994, the Board of Directors approved a stock repurchase program authorizing open market and private purchases of up to $500,000 of the Company's common stock in order to enhance long term stockholder value. The 1994 repurchase program was completed during 1998 with 45,492 shares repurchased for a total purchase price of $395,000. In October, 1998, the Board of Directors authorized the Company to repurchase an additional $500,000 of the Company's common stock in addition to the $500,000 authorized pursuant to the repurchase program announced in 1994. As of December 31, 1998, 46,664 shares had been repurchased under this additional repurchase program for a total purchase price of $452,000.

     Regulatory authorities have established minimum capital adequacy guidelines requiring that qualifying capital be 8% of risk-based assets, of which at least 4% must be tier 1 capital (primarily shareholders' equity). As of December 31, 1998, the Company's qualifying capital was 11.1%, of which the tier 1 capital ratio was 10.2%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (tier 1 capital divided by total assets) of 4%. As of December 31, 1998, the Company's leverage ratio was 7.3%.

ITEM 7. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                                1997        1998
                                                              --------    --------
                                                               (DOLLAR AMOUNTS IN
                                                                   THOUSANDS)
ASSETS
Cash and due from banks.....................................  $  6,557    $  8,804
Federal funds sold..........................................     4,900       3,200
                                                              --------    --------
          Total cash and cash equivalents...................    11,457      12,004
Interest-bearing deposits with banks........................       286         286
Investment securities available for sale at fair value......    10,314      36,023
Investment securities held to maturity; fair values of
  $25,197 in 1997 and $6,081 in 1998........................    25,242       6,055
Loans held for investment (net of allowance for possible
  credit losses of $1,007 in 1997 and $1,117 in 1998) (Notes
  3 and 7)..................................................    87,179     109,958
Premises and equipment -- net (Note 4)......................     2,586       2,431
Accrued interest receivable.................................     1,070       1,152
Deferred income taxes.......................................       568         547
Other assets................................................     1,175       1,040
                                                              --------    --------
          Total assets......................................  $139,877    $169,496
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
     Noninterest-bearing....................................  $ 29,151    $ 38,788
     Interest-bearing:
       Transaction accounts.................................    75,488      92,491
       Time certificates, $100,000 and over.................    11,565      12,622
       Savings and other time deposits......................     9,928      11,003
                                                              --------    --------
          Total interest-bearing deposits...................    96,981     116,116
                                                              --------    --------
          Total deposits....................................   126,132     154,904
  Other borrowings..........................................       750         356
  Accrued interest payable and other liabilities (Note 9)...     1,028       1,154
                                                              --------    --------
          Total liabilities.................................   127,910     156,414
                                                              --------    --------
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity:
  Preferred stock, no par value: authorized 20,000,000
     shares; none issued or outstanding
  Common stock, no par value: authorized 20,000,000 shares;
     issued 2,054,715 shares in 1997 and 1,994,316 shares in
     1998 outstanding 2,054,715 shares in 1997 and 1,989,016
     shares in 1998.........................................    10,310       9,578
  Accumulated other comprehensive income, net of income
     taxes..................................................         1         191
  Retained earnings.........................................     1,656       3,313
                                                              --------    --------
          Total shareholders' equity........................    11,967      13,082
                                                              --------    --------
          Total liabilities and shareholders' equity........  $139,877    $169,496
                                                              ========    ========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                 1996          1997          1998
                                                              ----------    ----------    ----------
                                                              IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Interest Income:
  Loans, including fees.....................................   $ 7,736       $ 8,638       $10,559
  Federal funds sold........................................       233           356           473
  Investment securities.....................................     2,416         2,506         2,173
                                                               -------       -------       -------
          Total interest income.............................    10,385        11,500        13,205
                                                               -------       -------       -------
Interest Expense:
  Interest-bearing transaction, savings and other time
     deposits...............................................     3,489         3,671         3,922
  Time certificates, $100,000 and over......................       496           554           664
  Other interest............................................        33            28            24
                                                               -------       -------       -------
          Total interest expense............................     4,018         4,253         4,610
                                                               -------       -------       -------
Net Interest Income.........................................     6,367         7,247         8,595
Provision for Possible Credit Losses (Note 3)...............       220           120           153
                                                               -------       -------       -------
Net Interest Income After Provision for Possible Credit
  Losses....................................................     6,147         7,127         8,442
Other Income:
  Gain on sale of loans.....................................       398           146           151
  Service fees on deposit accounts..........................       390           494           522
  Loan servicing fees.......................................        21            34            45
  Gain on sale of investment securities available for
     sale...................................................                                    53
  Recovery of litigation expenses (Note 9)..................     1,824
  Other.....................................................       135           165           238
                                                               -------       -------       -------
          Total other income................................     2,768           839         1,009
                                                               -------       -------       -------
Other Expenses:
  Salaries and employee benefits............................     3,120         3,011         3,646
  Occupancy expense.........................................       724           774           864
  Furniture and equipment expense...........................       388           322           414
  Professional services.....................................       202           365           310
  Supplies..................................................       236           212           294
  Promotional expenses......................................       233           202           361
  Data processing fees......................................       276           354           323
  Regulatory assessments....................................        46            61            58
  Other.....................................................       340           372           433
                                                               -------       -------       -------
          Total other expenses..............................     5,565         5,673         6,703
                                                               -------       -------       -------
Income Before Income Taxes..................................     3,350         2,293         2,748
Income Tax Provision (Note 6)...............................     1,379           943         1,127
                                                               -------       -------       -------
Net Income..................................................   $ 1,971       $ 1,350       $ 1,621
                                                               =======       =======       =======
Basic Earnings Per Share (Note 14)..........................   $  1.00       $  0.67       $  0.79
                                                               =======       =======       =======
Diluted Earnings Per Share (Note 14)........................   $  0.99       $  0.64       $  0.74
                                                               =======       =======       =======

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                               1996      1997      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Net Income..................................................  $1,971    $1,350    $1,621
Other comprehensive income
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period, net of tax...................................     (55)       46       159
     Less: reclassification adjustment for gains included in
       net income, net of tax...............................                          31
                                                              ------    ------    ------
  Other comprehensive income (loss).........................     (55)       46       190
                                                              ------    ------    ------
  Comprehensive income......................................  $1,916    $1,396    $1,811
                                                              ======    ======    ======

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                  ACCUMULATED
                                                                     OTHER         RETAINED
                                              COMMON STOCK       COMPREHENSIVE     EARNINGS
                                           -------------------      INCOME       (ACCUMULATED
                                            SHARES     AMOUNT       (LOSS)         DEFICIT)      TOTAL
                                           ---------   -------   -------------   ------------   -------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Balance, December 31, 1995...............  1,796,283     8,909         10             (648)       8,271
  Net income.............................                                            1,971        1,971
  Other comprehensive loss, net of
     taxes...............................                             (55)                          (55)
  Dividends on common stock (5%)
     Cash payment........................                                               (2)          (2)
     Stock issued........................  89,036...       489                        (489)
                                           ---------   -------       ----           ------      -------
Balance, December 31, 1996...............  1,885,319..   9,398        (45)             832       10,185
  Net income.............................                                            1,350        1,350
  Other comprehensive income, net of
     taxes...............................                              46                            46
  Dividends on common stock (5%)
     Cash payment........................                                               (2)          (2)
     Stock issued........................  95,428...       591                        (591)
  Common stock issued upon exercise of
     stock options.......................     73,968       321                                      321
Tax benefit of stock options exercised...                                               67           67
                                           ---------   -------       ----           ------      -------
Balance, December 31, 1997...............  2,054,715   $10,310       $  1           $1,656      $11,967
  Net income.............................                                            1,621        1,621
  Other comprehensive income, net of
     taxes...............................                             190                           190
  Common stock issued upon exercise of
     stock options.......................     26,457       115                                      115
  Purchases of common stock..............    (92,156)     (847)                                    (847)
Tax benefit of stock options exercised...                                               36           36
                                           ---------   -------       ----           ------      -------
Balance, December 31, 1998...............  1,989,016   $ 9,578       $191           $3,313      $13,082
                                           =========   =======       ====           ======      =======

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                1996        1997        1998
                                                              --------    --------    --------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income................................................  $  1,971    $  1,350    $  1,621
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Originations of loans for sale..........................   (29,865)
    Settlement of mortgage loans sold.......................    32,733         648
    Provision for possible credit losses....................       220         120         153
    Depreciation and amortization...........................       498         318         479
    Gain on sale of investment securities...................                               (53)
    Recovery of litigation expenses.........................    (1,800)
    Change in deferred income taxes.........................       902          28         (32)
    (Increase) in accrued interest receivable...............       (20)        (67)        (82)
    Decrease (increase) in other assets.....................     2,334        (199)        124
    (Decrease) increase in accrued interest payable and
      other liabilities.....................................    (1,972)         90          96
                                                              --------    --------    --------
         Net cash provided by operating activities..........     5,001       2,288       2,306
                                                              --------    --------    --------
Cash Flows From Investing Activities:
  Held to maturity securities:
    Maturities..............................................     3,000
    Calls...................................................     8,000       7,500      21,250
    Purchases...............................................   (19,239)     (7,000)     (2,055)
  Available for sale securities:
    Maturities..............................................    13,171       5,127       3,046
    Calls...................................................                 4,000       1,000
    Purchases...............................................    (1,000)    (10,012)    (30,642)
    Sales...................................................                             1,206
  Decrease in interest-bearing deposits with banks..........       885          98
  Net (increase) in loans held for investment...............   (21,730)     (7,178)    (22,932)
  Purchases of premises and equipment.......................      (102)       (641)       (278)
                                                              --------    --------    --------
         Net cash used by investing activities..............   (17,015)     (8,106)    (29,405)
                                                              --------    --------    --------
Cash Flows From Financing Activities:
  Net increase in noninterest-bearing demand deposits.......     4,507       2,885       9,637
  Net increase in interest-bearing transaction, savings and
    other time deposits.....................................     5,088       3,389      19,135
  Net increase (decrease) in other borrowings...............       234         303        (394)
  Cash dividends paid.......................................        (2)         (2)
  Proceeds from the exercise of stock options...............                   321         115
  Purchases of common stock.................................                              (847)
                                                              --------    --------    --------
         Net cash provided by financing activities..........     9,827       6,896      27,646
                                                              --------    --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents........    (2,187)      1,078         547
                                                              --------    --------    --------
Cash and Cash Equivalents:
  Beginning of year.........................................    12,566      10,379      11,457
                                                              --------    --------    --------
  End of year...............................................  $ 10,379    $ 11,457    $ 12,004
                                                              ========    ========    ========
Cash Paid During the Year for:
  Interest on deposits and other borrowings.................  $  4,134    $  4,217    $  4,648
                                                              ========    ========    ========
  Income taxes..............................................  $    250    $  1,111    $    976
                                                              ========    ========    ========
Noncash Investing and Financing Activities:
  Stock dividends paid on common stock......................  $    489    $    591
                                                              ========    ========

                See notes to consolidated financial statements.

                           MCB FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of MCB Financial Corporation (the "Company" on a consolidated basis) and its wholly owned subsidiary, Metro Commerce Bank (the "Bank"), conform to generally accepted accounting principles and general practice in the banking industry. The Company was incorporated in California on January 20, 1993 for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956.

     The following is a summary of the significant accounting policies and reporting methods used by the Company:

  NATURE OF OPERATIONS

     The Company operates four branches in the San Francisco Bay Area and one branch in Upland, California. The Company's primary source of revenue is providing loans to small and middle-market businesses.

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

  CASH AND DUE FROM BANKS

     Cash and due from banks include balances with the Federal Reserve Bank. The Company is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Company's average daily deposit balances. At December 31, 1998, the Company had required balances and compensating balances with the Federal Reserve of $320,000.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  INVESTMENT SECURITIES

     The Company classifies its qualifying investments as trading, available for sale or held to maturity. Management has reviewed the securities portfolio and classified securities as either held to maturity or available for sale. The Company's policy of classifying investments as held to maturity is based upon its ability and management's intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices . Unrealized gains and losses on securities available for sale are included in shareholders' equity on an after-tax basis. Gains and losses on dispositions of

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

investment securities are included in noninterest income and are determined using the specific identification method.

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

  SALE AND SERVICING OF SMALL BUSINESS ADMINISTRATION ("SBA") LOANS

     The Company originates loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of the majority of the loans to an investor and retains the unguaranteed portion and servicing rights in its own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

     Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. The Company allocates the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method.

  ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The allowance for possible credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio and commitments to extend credit. The allowance is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit, including current and projected economic conditions, past credit experience, the value of the underlying collateral, and such other factors as in management's judgment deserve current recognition in estimating potential credit losses. Loans deemed uncollectible are charged-off and deducted from the allowance, while subsequent recoveries are credited to the allowance.

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

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as allowed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

  INCOME TAXES

     The Company and its subsidiary file consolidated income tax returns. The Company provides a deferred tax expense or benefit equal to the net change in deferred tax assets and liabilities during the year. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  STOCK SPLITS

     In February 1998, the Company's outstanding shares of common stock were split four-for-three. In August 1998, the Company's outstanding shares of common stock were split three-for-two. All shares and per share amounts reported have been restated to reflect the splits.

  COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available for sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

  NET INCOME PER COMMON SHARE

     Net income per common share is stated in accordance with SFAS No. 128, "Earnings per Share." Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options.

  SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations, financial position or the disclosure of segment information.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

  DERIVATIVES AND HEDGING ACTIVITIES

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

  RECLASSIFICATIONS

     Certain 1996 and 1997 amounts were reclassified to conform to the 1998 presentation.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

 2. INVESTMENT SECURITIES

     The amortized cost and approximate market value of investment securities at December 31 were as follows (dollar amounts in thousands):

                                                       GROSS         GROSS       ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR       CARRYING
                                          COST         GAINS         LOSSES        VALUE       VALUE
                                        ---------    ----------    ----------    ---------    --------
1998:
  Held to maturity securities:
     U.S. Government agencies.........   $ 6,055        $ 26         $            $ 6,081     $ 6,055
                                         -------        ----         -----        -------     -------
          Total held to maturity......     6,055          26                        6,081       6,055
                                         -------        ----         -----        -------     -------
  Available for sale securities:
     U.S. Treasury....................    15,206         214            (6)        15,414      15,414
     U.S. Government agencies.........    17,247         137           (60)        17,324      17,324
     Mortgage-backed securities.......     1,172           5                        1,177       1,177
     Corporate securities.............     1,971          36                        2,007       2,007
     Municipal bonds..................       100           1                          101         101
                                         -------        ----         -----        -------     -------
          Total available for sale....    35,696         393           (66)        36,023      36,023
                                         -------        ----         -----        -------     -------
          Total investment
            securities................   $41,751        $419         $ (66)       $42,104     $42,078
                                         =======        ====         =====        =======     =======
1997:
  Held to maturity securities:
     U.S. Government agencies.........   $25,242        $ 44         $ (89)       $25,197     $25,242
                                         -------        ----         -----        -------     -------
          Total held to maturity......    25,242          44           (89)        25,197      25,242
  Available for sale securities:
     U.S. Treasury....................     5,004          29                        5,033       5,033
     U.S. Government agencies.........     1,000                        (2)           998         998
     Mortgage-backed securities.......     2,176                       (30)         2,146       2,146
     Corporate securities.............     1,992           5            (1)         1,996       1,996
     Municipal bonds..................       140           1                          141         141
                                         -------        ----         -----        -------     -------
          Total available for sale....    10,312          35           (33)        10,314      10,314
                                         -------        ----         -----        -------     -------
          Total investment
            securities................   $35,554        $ 79         $(122)       $35,511     $35,556
                                         =======        ====         =====        =======     =======

     The following table shows the amortized cost and approximate fair value of investment securities by contractual maturity at December 31, 1998:

                                               HELD TO MATURITY       AVAILABLE FOR SALE
                                              -------------------    --------------------
                                              AMORTIZED     FAIR     AMORTIZED     FAIR
                                                COST       VALUE       COST        VALUE
                                              ---------    ------    ---------    -------
Within one year.............................                          $ 1,272     $ 1,278
After one but within five years.............   $6,055      $6,081      26,212      26,356
Over five years.............................                            8,212       8,389
                                               ------      ------     -------     -------
          Total.............................   $6,055      $6,081     $35,696     $36,023
                                               ======      ======     =======     =======

     The Bank carries its Federal Reserve Bank stock and Federal Home Loan Bank stock as other assets. These securities are not covered by the provisions of SFAS No. 115 and are recorded at historical cost. The total carrying value at December 31, 1998 and 1997 was $709,000 and $678,000, respectively.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     Mortgage-backed securities are classified, in the table above, based on final maturity dates. These securities are issued by the Federal National Mortgage Association, $849,000, ($1,284,000 in 1997), and the Federal Home Loan Mortgage Corporation, $328,000 ($862,000 in 1997), and may be prepaid at the option of the issuer.

     The Bank has purchased U.S. government agency securities totaling $6,055,000 that contain certain issuer call option features. These securities have a weighted average yield of 6.45% and may be called if interest rates fall below certain levels. If these securities are called the Company may not be able to reinvest the proceeds to obtain the same weighted average yield.

     Securities with an amortized cost of approximately $3,345,000 as of December 31, 1998, and $3,866,000 as of December 31, 1997, were pledged to secure other borrowings.

     In 1998, proceeds from the sale of investment securities available for sale totaled $1,206,000. Realized gains on these sales totaled $53,000. No sales of investment securities occurred during 1997 or 1996.

 3. LOANS AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     Loans at December 31, consisted of the following:

                                                           1997        1998
                                                          -------    --------
Commercial..............................................  $21,217    $ 22,504
Real estate:
  Commercial............................................   57,385      72,603
  Construction..........................................    3,757       9,619
  Land..................................................    1,307       2,592
Home equity.............................................    2,314       1,703
Loans to consumers and individuals......................    2,331       2,085
                                                          -------    --------
          Total.........................................   88,311     111,108
Deferred loan fees......................................     (125)        (33)
Allowance for possible credit losses....................   (1,007)     (1,117)
                                                          -------    --------
          Total.........................................  $87,179    $109,958
                                                          =======    ========

     The Company is principally engaged in commercial banking in the San Francisco Bay Area of California and Upland, California. The Company primarily grants commercial loans, the majority of which are secured by commercial properties. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector of Northern California, including the real estate markets of the San Francisco Bay Area. Approximately 42% of the Company's loans have interest rates that are variable and tied to the prime rate, whereas the remaining are fixed rate loans.

     Following is a schedule of the activity in the allowance for possible credit losses on loans for the years ended December 31:

                                                     1996     1997      1998
                                                     ----    ------    ------
Balances, January 1................................  $752    $  944    $1,007
Provision for possible credit losses...............   220       120       153
Loans charged-off..................................   (47)     (108)      (53)
Recoveries.........................................    19        51        10
                                                     ----    ------    ------
          Total....................................  $944    $1,007    $1,117
                                                     ====    ======    ======

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     At December 31, 1998 and 1997, the Company had nonperforming loans in the amounts of $967,000 and $109,000, respectively. Had these loans performed under their contractual terms, $34,000 and $6,000, respectively, in additional interest income would have been recognized during the year. At December 31, 1998, the nonperforming loans included three nonaccrual loans totaling $563,000 and two loans 90 days or more past due and still accruing totaling $404,000. These loans are well secured and in the process of collection.

     At December 31, 1998 and 1997, the Company had loans identified as impaired, in the aggregate amounts of $967,000 and $109,000, respectively. The Company provided no specific allowance for possible credit losses at December 31, 1998 and 1997 for these impaired loans since they were adequately collateralized.

 4. PREMISES AND EQUIPMENT

     The components of premises and equipment at December 31, are as follows (dollar amounts in thousands):

                                                            1997       1998
                                                           -------    -------
Leasehold improvements...................................  $ 2,071    $ 2,074
Furniture and equipment..................................    2,025      2,293
Automobiles..............................................      180        196
Construction in progress.................................       50          1
                                                           -------    -------
          Total..........................................    4,326      4,564
Less accumulated depreciation and amortization...........   (1,740)    (2,133)
                                                           -------    -------
Premises and equipment, net..............................  $ 2,586    $ 2,431
                                                           =======    =======

     The amount of depreciation and amortization was $433,000 in 1998, $333,000 in 1997 and $375,000 in 1996.

 5. DEPOSITS

     The aggregate amount of short-term jumbo CD's, each with a minimum denomination of $100,000, was approximately $11,922,000 and $11,265,000 in 1998 and 1997, respectively.

     At December 31, 1998, the scheduled maturities of CDs are as follows:

1999.......................................................  $20,064
2000.......................................................      549
2001.......................................................      549
2002.......................................................       60
2003.......................................................      213
                                                             -------
          Total............................................  $21,435
                                                             =======

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

 6. INCOME TAXES

     The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

                                                      1996     1997     1998
                                                     ------    ----    ------
Current payable:
  Federal..........................................  $  362    $672    $  867
  State............................................     115     243       292
                                                     ------    ----    ------
          Total current payable....................     477     915     1,159
Deferred:
  Federal..........................................     634      17       (37)
  State............................................     268      11         5
                                                     ------    ----    ------
          Total deferred...........................     902      28       (32)
                                                     ------    ----    ------
          Total....................................  $1,379    $943    $1,127
                                                     ======    ====    ======

     A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates is as follows:

                                                     1996      1997      1998
                                                     ----      ----      ----
Statutory federal tax rate.........................  34.0%     34.0%     34.0%
State income taxes, net of federal income tax
  benefit..........................................   7.5       7.1       7.1
Municipal interest.................................  (0.1)     (0.1)     (0.1)
Other..............................................  (0.2)      0.1
                                                     ----      ----      ----
Effective tax rate.................................  41.2%     41.1%     41.0%
                                                     ====      ====      ====

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (dollar amounts in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                              1997    1998
                                                              ----    ----
Deferred tax assets:
  Net operating loss carryforwards..........................  $329    $294
  Reserves not currently deductible.........................   384     397
  Unrealized loss on securities available for sale..........     1
  State income taxes........................................    45      72
  Other.....................................................           102
                                                              ----    ----
          Total.............................................   759     865
Deferred tax liabilities:
  Tax over book depreciation................................   158     182
  Unrealized gain on securities available for sale..........           136
  Other.....................................................    33
                                                              ----    ----
          Total.............................................   191     318
                                                              ----    ----
Net deferred tax asset......................................  $568    $547
                                                              ====    ====

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The Company has acquired net operating loss carryforwards ("NOL") in connection with the acquisition of the Bank of Hayward in 1994. The utilization of NOLs acquired through acquisition is limited by certain state and federal tax laws. The Company has determined that the annual limitation on its ability to utilize NOLs is $78,130 for the fifteen-year period. The following table presents the NOLs (after limitation) at December 31, 1998, by expiration date:

                 EXPIRATION DATE                   FEDERAL AMOUNT    STATE AMOUNT
                 ---------------                   --------------    ------------
December 31, 2004................................       $354
December 31, 2005................................        126
December 31, 2006................................         11
December 31, 2007................................        180             $ 28
December 31, 2008................................         78                5
December 31, 2009................................                         329

     The Company reduced its 1998 federal and state current tax liability by approximately $27,000 and $9,000 by utilizing $78,130 in net operating loss carryforwards.

 7. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company has made loans and advances under lines of credit to directors and their related interests. All such loans and advances were made under terms that are consistent with the Company's normal lending policies.

     At December 31, 1998, loans outstanding to related parties were $2,547,000 and loan commitments to related parties amounted to $3,010,000.

 8. STOCK OPTION PLAN

     The Company has a Stock Option Plan (the "Plan") for certain of its directors, organizers and key employees under which up to 475,508 shares of common stock have been authorized to be granted. Up to 10% of the number of outstanding shares of the Company's common stock is available for granting solely to the directors and organizers of the Company, provided, however, that the sum of all shares granted to directors, organizers and key employees of the Company does not exceed the maximum number of options that may be granted by the Plan.

     Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options for key employees are exercisable as determined at the sole discretion of the Stock Option Plan Committee (the "Committee"), but not exceeding 10 years from the date of grant. All options granted to nonemployee directors of the Company are nonstatutory options that have a term of 10 years. Furthermore, 20% of the nonstatutory options granted to a director are immediately vested and exercisable, and the remainder of the options vest at 20% annually for each of the four years from the date of grant. Each option granted to an organizer is exercisable as determined at the sole discretion of the Committee, but not exceeding five years from the date of grant.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The following is a summary of changes in options outstanding:

                                                                      WEIGHTED
                                                           NUMBER     AVERAGE
                                                             OF       EXERCISE
                                                           SHARES      PRICE
                                                           -------    --------
Outstanding at January 1, 1996
  (243,628 exercisable at a weighted average price of
     $4.32)..............................................  337,475     $ 4.31
Granted (weighted average fair value of $1.65)...........   23,151       3.73
Canceled.................................................  (30,871)      4.08
                                                           -------     ------
Outstanding at December 31, 1996
  (278,342 exercisable at a weighted average price of
     $4.33)..............................................  329,755       4.29
Granted (weighted average fair value of $3.11)...........   21,255       7.16
Exercised................................................  (75,107)      4.27
Canceled.................................................   (4,407)      4.99
                                                           -------     ------
Outstanding at December 31, 1997
  (223,636 exercisable at a weighted average price of
     $4.39)..............................................  271,496       4.51
Granted (weighted average fair value of $4.61)...........   10,250      10.21
Exercised................................................  (26,457)      4.38
                                                           -------     ------
Outstanding at December 31, 1998.........................  255,289     $ 4.75
                                                           =======     ======

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------   ----------------------------
                                      REMAINING       WEIGHTED                       WEIGHTED
      RANGE OF           NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES     OUTSTANDING   LIFE(YRS.)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------  -----------   -----------   --------------   -----------   --------------
$3.40 -- $ 4.31          146,638         4.2           $ 4.08         128,998         $ 4.11
 4.53 --   5.71           76,889         1.5             4.61          73,739           4.56
 5.89 --   7.63           21,512         7.9             7.18          11,912           6.82
 9.50 --  12.08           10,250         9.6            10.21           2,050          10.21
                         -------                                      -------
$3.40 -- $12.08          255,289         3.9           $ 4.75         216,699         $ 4.47
                         =======                                      =======

     At December 31, 1998, 87,299 options were available for future grants under the Plan.

  ADDITIONAL STOCK OPTION PLAN INFORMATION

     The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following full vesting; stock

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

volatility, 34% in 1998, 25% in 1997 and 26% in 1996; risk free interest rates, 4.7% in 1998, 6.5% in 1997 and 6.5% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 -- 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows (dollar amounts in thousands, except per share amounts):

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
Net Income:
  As reported....................................  $1,971    $1,350    $1,621
  Pro forma......................................   1,958     1,329     1,594
Basic earnings per share:
  As reported....................................  $ 1.00    $ 0.67    $ 0.79
  Pro forma......................................    0.99      0.66      0.78
Diluted earnings per share:
  As reported....................................  $ 0.99    $ 0.64    $ 0.74
  Pro forma......................................    0.98      0.63      0.73

 9. COMMITMENTS AND CONTINGENCIES

     The Bank leases its premises under noncancelable operating leases expiring through June 30, 2014 with options to extend the leases for two additional five-year terms. Future minimum lease commitments are $653,000 in 1999, $634,000 in 2000, $433,000 in 2001, $430,000 in 2002, $442,000 in 2003 and $3,033,000,
thereafter.

     Rental expense for premises under operating leases included in occupancy expense was $583,000, $506,000 and $464,000 in 1998, 1997 and 1996,
respectively.

     There are various legal actions pending against the Company arising from the normal course of business. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position or results of operations of the Company.

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

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The following table summarizes these financial instruments and other commitments and contingent liabilities at December 31 (dollar amounts in thousands):

                                                            1997       1998
                                                           -------    -------
Financial instruments whose credit risk is represented by
  contract amounts:
  Commitments to extend credit -- loans..................  $21,417    $26,612
  Standby letters-of-credit and financial guarantees.....      800        621
                                                           -------    -------
          Total..........................................  $22,217    $27,233
                                                           =======    =======

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of financial instruments have been determined using the available market information and appropriate valuation methodologies consistent with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                           DECEMBER 31, 1998
                                                         ----------------------
                                                         CARRYING    ESTIMATED
                                                          AMOUNT     FAIR VALUE
                                                         --------    ----------
Financial assets:
  Cash and due from banks..............................  $  8,804     $  8,804
  Federal funds sold...................................     3,200        3,200
  Interest-bearing deposits with banks.................       286          286
  Available for sale securities........................    36,023       36,023
  Held to maturity securities..........................     6,055        6,081
  Loans, net...........................................   109,958      109,029
Financial liabilities:
  Noninterest-bearing deposits.........................    38,788       38,788
  Interest-bearing deposits............................   116,116      116,326
  Other borrowings.....................................       356          356

                                                            DECEMBER 31, 1997
                                                          ----------------------
                                                          CARRYING    ESTIMATED
                                                           AMOUNT     FAIR VALUE
                                                          --------    ----------
Financial assets:
  Cash and due from banks...............................  $ 6,557      $ 6,557
  Federal funds sold....................................    4,900        4,900
  Interest-bearing deposits with banks..................      286          286
  Available for sale securities.........................   10,314       10,314
  Held to maturity securities...........................   25,242       25,197
  Loans, net............................................   87,179       86,862
Financial liabilities:
  Noninterest-bearing deposits..........................   29,151       29,151
  Interest-bearing deposits.............................   96,981       97,004
  Other borrowings......................................  750....          750

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     SHORT-TERM FINANCIAL ASSETS -- This category includes cash and due from banks, federal funds sold and interest-bearing deposits with banks. Because of their relatively short maturities, the fair value of these financial instruments is considered to be equal to book value.

     AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES -- Fair value is quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     LOANS -- The fair value of floating rate loans is deemed to approximate book value. The fair value of all other performing loans is determined by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     In addition to the above, the allowance for credit losses is considered a reasonable adjustment for credit risk relating to the entire credit portfolio, including obligations to extent credit and other off-balance-sheet transactions.

     DEPOSITS -- The fair value of demand, savings and money market deposits is equal to the amount payable on demand at the reporting date. For other types of deposits with fixed maturities, fair value is estimated by discounting contractual cash flows at interest rates currently being offered on deposits with similar characteristics and maturities. A fair value for the deposits base intangible has not been estimated.

     OTHER BORROWINGS -- The fair value of the other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS -- The Company has not estimated the fair value of off-balance-sheet commitments to extend credit, standby letters of credit and financial guarantees. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is practicable to provide a meaningful estimate of fair value.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. Management does not intend to dispose of a significant portion of its financial instruments.

12. REGULATORY MATTERS

     The Company and Bank are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. Failure to meet minimum regulatory capital requirements could result in regulators requiring prompt corrective action to be taken which could have a material effect on the financial statements.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined).

     As of December 31, 1998 and 1997, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions's category.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The Company and Bank's actual capital amounts and ratios are also presented below (dollar amounts in thousands):

                                                              1998
                                                          FOR CAPITAL          REQUIRED TO BE
                                        ACTUAL         ADEQUACY PURPOSES      WELL CAPITALIZED
                                   ----------------    ------------------    -------------------
                                   AMOUNT     RATIO    AMOUNT      RATIO      AMOUNT      RATIO
                                   -------    -----    -------     ------    ---------    ------
Total Capital (to risk weighted
  assets) Company................  $13,728    11.1%    $9,918       8.0%           n/a
  Bank...........................   13,359    10.8%     9,911       8.0%     *=$12,388    *=10.0%
Tier 1 Capital (to risk weighted
  assets) Company................   12,611    10.2%     4,959       4.0%           n/a
  Bank...........................   12,242     9.9%     4,955       4.0%       *=7,433     *=6.0%
Tier 1 Capital (to average
  assets) Company................   12,611     7.3%     6,870       4.0%           n/a
  Bank...........................   12,242     7.1%     6,866       4.0%       *=8,583     *=5.0%

                                                              1997
                                                          FOR CAPITAL          REQUIRED TO BE
                                        ACTUAL         ADEQUACY PURPOSES      WELL CAPITALIZED
                                   ----------------    ------------------    -------------------
                                   AMOUNT     RATIO    AMOUNT      RATIO      AMOUNT      RATIO
                                   -------    -----    -------     ------    ---------    ------
Total Capital (to risk weighted
  assets) Company................  $12,691    12.4%    $8,160        8.0%          n/a
  Bank...........................   12,072    11.8%     8,160        8.0%    *=$10,200    *=10.0%
Tier 1 Capital (to risk weighted
  assets) Company................   11,684    11.5%     4,080        4.0%          n/a
  Bank...........................   11,065    10.9%     4,080        4.0%      *=6,120     *=6.0%
Tier 1 Capital (to average
  assets) Company................   11,684     8.1%     5,795        4.0%          n/a
  Bank...........................   11,065     7.6%     5,795        4.0%      *=7,243     *=5.0%

     Management believes, as of December 31, 1998, that the Bank meets all capital requirements to which it is subject.

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1998, the Bank had available $3,461,000 for the payment of dividends. The Bank paid $500,000 in dividends during 1998.

     The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Company is prohibited from borrowing from the Bank unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank's shareholders' equity on a per affiliate basis. There were no such extensions of credit by the Bank in 1998 and 1997.

13. EMPLOYEE BENEFIT PLAN

     In 1991 the Company approved a defined contribution plan covering all eligible salaried employees. Employees may, up to prescribed limits, contribute to the plan. The Company may also elect to make discretionary contributions to the plan based on the Company's earnings. No contributions were made by the Company in 1998 or 1997.

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     In 1994 the Company established a Deferred Compensation Plan for Executives. Participation in the Plan is limited to a select group of management and other employees as determined by the Board of Directors. Under the terms of the Plan, participants may defer a portion of their cash compensation and receive minimum 50% matching contributions from the Company, which vest over the employee's remaining years of employment to retirement. The Company has guaranteed participants a certain minimum return on their contributions and on the Bank's matching contributions. Contributions made by the Company for the years ended December 31, 1998, 1997 and 1996 were $39,000, $12,000 and $15,000, respectively.

14. EARNINGS PER SHARE

     The following table reconciles the numerators and the denominators of the basic and diluted per share computations in accordance with SFAS No. 128 (in thousands, except per share amounts):

                                                                 YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------------------------
                                               1996                                      1997                        1998
                              ---------------------------------------   ---------------------------------------   -----------
                                INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE     INCOME
                              (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)
                              -----------   -------------   ---------   -----------   -------------   ---------   -----------
BASIC EPS
Income available to common
 shareholders...............    $1,971          1,980         $1.00       $1,350          2,013         $0.67       $1,621
EFFECT OF DILUTIVE SECURITES
Stock options...............                       10                                        91
                                ------          -----         -----       ------          -----         -----       ------
DILUTED EPS
Income available to common
 shareholders plus assumed
 conversions................    $1,971          1,990         $0.99       $1,350          2,104         $0.64       $1,621
                                ======          =====         =====       ======          =====         =====       ======

                              YEARS ENDED DECEMBER 31,
                              -------------------------
                                        1998
                              -------------------------
                                 SHARES       PER SHARE
                              (DENOMINATOR)    AMOUNT
                              -------------   ---------
BASIC EPS
Income available to common
 shareholders...............      2,055         $0.79
EFFECT OF DILUTIVE SECURITES
Stock options...............        139
                                  -----         -----
DILUTED EPS
Income available to common
 shareholders plus assumed
 conversions................      2,194         $0.74
                                  =====         =====

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     The condensed financial information for MCB Financial Corporation (parent company only) at December 31, 1997 and 1998, and the results of its operations and cash flows for the years then ended, is summarized as follows (dollar amounts in thousands):

                                                            1997       1998
                                                           -------    -------
FINANCIAL CONDITION:
  Assets:
     Cash and due from banks.............................  $   603    $   264
     Investment in the Bank..............................   11,348     12,713
     Other...............................................       17        105
                                                           -------    -------
          Total..........................................  $11,968    $13,082
                                                           =======    =======
Liabilities and shareholders' equity:
  Other liabilities......................................  $     1
  Shareholders' equity:
     Common stock........................................   10,310    $ 9,578
     Unrealized gain on investment securities available
       for sale -- net...................................        1        191
     Retained earnings...................................    1,656      3,313
                                                           -------    -------
          Total shareholders' equity.....................   11,967     13,082
                                                           -------    -------
          Total..........................................  $11,968    $13,082
                                                           =======    =======
RESULTS OF OPERATIONS:
Dividend income from Bank................................  $   138    $   500
Income -- interest from loans............................                   5
Income -- interest from investments......................       14         26
Income -- miscellaneous..................................                   1
Expenses -- general and administrative...................       62        140
                                                           -------    -------
Income (loss) before equity in net income of the Bank....       90        392
Equity in undistributed net income of the Bank...........    1,236      1,176
                                                           -------    -------
Income before income tax provision.......................    1,326      1,568
Income tax benefit.......................................       24         53
                                                           -------    -------
Net income...............................................  $ 1,350    $ 1,621
                                                           =======    =======
CASH FLOWS:
Cash flows from operating activities:
  Net income.............................................  $ 1,350    $ 1,621
  Reconciliation to cash used in operating activities:
     (Increase) in equity in undistributed net income of
       Bank..............................................   (1,375)    (1,675)
     Amortization........................................       14         11
     Decrease in other assets............................       86         29
     Decrease in accrued interest payable and other
       liabilities.......................................                  (1)
                                                           -------    -------
     Cash provided (used in) operating activities........       75        (15)
Cash flows from investing activities:
  Dividend received from Bank............................      138        500
  Net (increase) in loans held for investment............                 (92)
                                                           -------    -------
  Cash provided by investing activities..................      138        408

                           MCB FINANCIAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                            1997       1998
                                                           -------    -------
Cash flows from financing activities:
  Proceeds from the exercise of stock options............      321        115
  Cash dividends paid....................................       (2)
  Purchases of common stock..............................                (847)
                                                           -------    -------
  Cash provided (used in) financing activities...........      319       (732)
Net increase in cash and equivalents.....................      532       (339)
Cash and equivalents:
  Beginning of period....................................       71        603
  End of period..........................................  $   603    $   264

16. SUBSEQUENT EVENT

     In January, 1999 the Company adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

     In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on February 8, 1999. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $37.00 subject to adjustment (the "Purchase Price") upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board of Directors, each right enables its holder (other than the acquirer) to purchase at the Purchase Price the number of shares of common stock (or, preferred stock if there is insufficient common stock) having a market value equal to two times the Purchase Price. Further, in the event the Company is acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for common shares of the Company. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

     The rights can be exercised and separate rights certificates distributed only if either of the following events occur: (i) acquisition by a person of 10% or more of the Company's common shares (other than a person holding 10% or more at the time the plan was adopted, who may purchase an additional 1%) or (ii) a tender offer for 10% or more of the Company's common shares. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

     In February, 1999 the Board of Directors authorized the Company to repurchase an additional $2,000,000 of the Company's common stock in addition to the $1,000,000 authorized pursuant to the repurchase programs announced in 1994 and 1998. The 1994 repurchase program was completed in 1998 and the 1998 repurchase program was completed in February, 1999 with the repurchase of 5,635 shares for a total purchase price of $48,000. The 1999 repurchase program authorizes the Company to repurchase shares in open market and private transactions during the next five years.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MCB Financial Corporation:

     We have audited the accompanying consolidated balance sheets of MCB Financial Corporation and subsidiary (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MCB Financial Corporation and its subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Francisco, California
January 12, 1999 (February 8, 1999 as to
Note 16 of the consolidated financial statements)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by The Company's Board of Directors for use at the 1999 Annual Meeting of Shareholders to be held on May 19, 1999, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation of The Company and The Bank" of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be furnished pursuant to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transactions Regarding The Company and The Bank" of the Proxy Statement, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits:

        EXHIBITS:
        ---------
         (2)         --   Plan of acquisition, reorganization (incorporated by
                          reference to the registrant's registration statement on Form
                          S-4 (File No. 33-76832).
         (3)(a)      --   Restated articles of incorporation (incorporated by
                          reference from Exhibit (3)(a) to the registrant's Quarterly
                          Report on Form 10-QSB for its quarter ended September 30,
                          1998).
         (3)(b)      --   By-laws (incorporated by reference to the registrant's
                          registration statement on Form S-4 (File No. 33-76832).
         (4)         --   Rights Agreement (incorporated by reference from the
                          registrant's Form 8-A12G filed with the SEC on January 25,
                          1999).
        (10)(a)(1)   --   Stock Option Plan (incorporated by reference to the
                          registrant's registration statement on Form S-4 (File No.
                          33-76832).
        (10)(a)(2)   --   Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual
                          Report on Form 10-KSB for its fiscal year ended December 31,
                          1994).
        (10)(b)      --   Leases

        EXHIBITS:
        ---------
        (10)(b)(1)   --   San Rafael Office Lease (incorporated by reference to
                          Exhibit (10)(b)(1) to the registrant's Annual Report on Form
                          10-KSB for its fiscal year ended December 31, 1994).
        (10)(b)(2)   --   South San Francisco Office Lease (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on
                          Form 10-KSB for its fiscal year ended December 31, 1994).
        (10)(b)(3)   --   Hayward Office Lease (incorporated by reference to Exhibit
                          (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
        (10)(b)(4)   --   Upland Office Lease (incorporated by reference to Exhibit
                          (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
        (10)(b)(5)   --   San Francisco Office Lease (incorporated by reference to
                          Exhibit (10)(b)(5) to the registrant's Annual Report on Form
                          10-KSB for its fiscal year ended December 31, 1997).
        (10)(b)(6)   --   Petaluma Office Lease
        (11)         --   Statement re: computation of per share earnings (the
                          information required to be furnished pursuant to this
                          exhibit is contained in the Consolidated Financial
                          Statements and the Notes to Consolidated Financial
                          Statements)
        (21)         --   Subsidiaries of the small business issuer (the information required to be furnished pursuant to this exhibit is
                          contained in the Notes to Consolidated Financial Statements)
        (27)         --   Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

        (i) A Current Report on Form 8-K dated October 20, 1998, pertaining to an additional Common Stock Repurchase Program.

        (ii) A Current Report on Form 8-K filed January 25, 1999, pertaining to the adoption of a Shareholder Rights Plan.

        (iii) A Current Report on Form 8-K filed January 26, 1999, pertaining to a press release regarding the appointment of Charles O. Hall to President and Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1999.

                                          By       /s/ CHARLES O. HALL

                                            ------------------------------------
                                                      Charles O. Hall
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer);
                                                          Director

                                          By      /s/ PATRICK E. PHELAN

                                            ------------------------------------
                                                     Patrick E. Phelan
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 1999.

                           NAME                                                      TITLE
                           ----                                                      -----
                    /s/ JOHN CAVALLUCCI                                Chairman; Director
-----------------------------------------------------------
                      John Cavallucci

                    /s/ CHARLES O. HALL                                Director
-----------------------------------------------------------
                      Charles O. Hall

                  /s/ TIMOTHY J. JORSTAD                               Director
-----------------------------------------------------------
                    Timothy J. Jorstad

                  /s/ CATHERINE H. MUNSON                              Director
-----------------------------------------------------------
                    Catherine H. Munson

                  /s/ GARY T. RAGGHIANTI                               Vice Chairman; Director
-----------------------------------------------------------
                    Gary T. Ragghianti

                   /s/ MICHAEL J. SMITH                                Director
-----------------------------------------------------------
                     Michael J. Smith

                   /s/ EDWARD P. TARRANT                               Director
-----------------------------------------------------------
                     Edward P. Tarrant

                   /s/ RANDALL J. VERRUE                               Director
-----------------------------------------------------------
                     Randall J. Verrue