Form 10QSB
period 1999-03-31
MCB FINANCIAL CORP
filed 1999-05-14
CIK 902789

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ____________________

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

YES   X    NO
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 6, 1999

          CLASS
          Common stock, no par value                    1,953,539

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:

                    MCB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


Dollar amounts in thousands                                              December 31,     March 31,
                                                                             1998           1999
                                                                           ---------      ---------
ASSETS                                                                                   (Unaudited)
Cash and due from banks                                                    $   8,804      $   7,589
Federal funds sold                                                             3,200          6,400
                                                                           ---------      ---------
     Total cash and cash equivalents                                          12,004         13,989

Interest-bearing deposits with banks                                             286            286
Investment securities available for sale at fair value                        36,023         31,172
Investment securities held to maturity; fair values
     of $6,081 in 1998 and $5,070 in 1999                                      6,055          5,055

Loans held for investment (net of allowance for possible
     credit losses of $1,117 in 1998 and $1,254 in 1999)                     109,958        115,243

Premises and equipment - net                                                   2,431          2,520
Accrued interest receivable                                                    1,152          1,055
Deferred income taxes                                                            547            738
Other assets                                                                   1,040          1,146
                                                                           ---------      ---------
     Total assets                                                          $ 169,496      $ 171,204
                                                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                                                $  38,788      $  39,604
        Interest-bearing:
           Transaction accounts                                               92,491         93,707
           Time certificates, $100,000 and over                               12,622         12,333
           Savings and other time deposits                                    11,003         10,472
                                                                           ---------      ---------
              Total interest-bearing deposits                                116,116        116,512
                                                                           ---------      ---------
              Total deposits                                                 154,904        156,116

     Other borrowings                                                            356            504
     Accrued interest payable and other liabilities                            1,154          1,479
                                                                           ---------      ---------
              Total liabilities                                              156,414        158,099

SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued 1,994,316 shares in 1998 and 2,011,858 shares in 1999,
        outstanding 1,989,016 shares in 1998 and 1,978,605 in 1999             9,578          9,368
     Accumulated other comprehensive income                                      191            (78)
     Retained earnings                                                         3,313          3,815
                                                                           ---------      ---------
              Total shareholders' equity                                      13,082         13,105
                                                                           ---------      ---------
     Total liabilities and shareholders' equity                            $ 169,496      $ 171,204
                                                                           =========      =========


See notes to condensed consolidated financial statements.

                    MCB FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended
In thousands, except per share amounts                                          March 31,
                                                                         ---------------------
                                                                           1998           1999
                                                                         ------         ------
                                                                              (Unaudited)
INTEREST INCOME:
   Loans, including fees                                                 $2,353         $2,864
   Federal funds sold                                                        78             34
   Investment securities                                                    567            538
                                                                         ------         ------
        Total interest income                                             2,998          3,436
                                                                         ------         ------

INTEREST EXPENSE:
   Interest-bearing transaction, savings and other time deposits            891            876
   Time certificates, $100,000 and over                                     156            155
   Other interest                                                             6              9
                                                                         ------         ------
        Total interest expense                                            1,053          1,040
                                                                         ------         ------

NET INTEREST INCOME                                                       1,945          2,396
                                                                         ------         ------

PROVISION FOR POSSIBLE CREDIT LOSSES                                          0             90
                                                                         ------         ------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                                                 1,945          2,306
                                                                         ------         ------

OTHER INCOME:
   Gain on sale of loans                                                     70             52
   Service fees on deposit accounts                                         124            163
   Loan servicing fees                                                        9             11
   Gain on sale of investment securities - net                                0             19
   Other                                                                     72             46
                                                                         ------         ------
        Total other income                                                  275            291
                                                                         ------         ------

OTHER EXPENSES:
   Salaries and employee benefits                                           884            975
   Occupancy expense                                                        216            227
   Furniture and equipment expense                                          110            101
   Professional services                                                     47            130
   Supplies                                                                  70             59
   Promotional expenses                                                     116            113
   Data processing fees                                                      87            110
   Regulatory assessments                                                    16              9
   Other                                                                    128             91
                                                                         ------         ------
        Total other expenses                                              1,674          1,815
                                                                         ------         ------

INCOME BEFORE INCOME TAXES                                                  546            782

INCOME TAX PROVISION                                                        223            321
                                                                         ------         ------

NET INCOME                                                               $  323         $  461
                                                                         ======         ======

BASIC EARNINGS PER SHARE                                                 $ 0.16         $ 0.23
                                                                         ======         ======
DILUTED EARNINGS PER SHARE                                               $ 0.15         $ 0.22
                                                                         ======         ======

See notes to condensed consolidated financial statements

                    MCB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                  Three Months Ended
Dollar amounts in thousands                                                             March 31,
                                                                                  ---------------------
                                                                                   1998           1999
                                                                                  ------         ------
                                                                                       (Unaudited)
Net income                                                                           $ 323          $ 461
Other comprehensive income (loss)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax                (34)          (280)
    Reclassification adjustment for gains included in net income, net of tax                           11
                                                                                     -----          -----
Other comprehensive income (loss)                                                      (34)          (269)
                                                                                     -----          -----
Comprehensive income                                                                 $ 289          $ 192
                                                                                     -----          -----

                    MCB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Three Months
Dollar amounts in thousands                                                            Ended March 31,
                                                                                 --------------------------
                                                                                   1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      (Unaudited)
   Net income                                                                    $    323          $    461
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for possible credit losses                                                                90
     Depreciation and amortization                                                    117               130
     Gain on sale of investment securities, net                                                         (19)
     Decrease in accrued interest receivable                                           85                97
     Decrease (increase) in other assets                                               70              (106)
     Increase in accrued interest payable and
        other liabilities                                                              71               370
                                                                                 --------          --------
          Net cash provided by operating activities                                   666             1,023

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
      Calls                                                                         7,250             1,000
   Available for sale securities:
      Maturities                                                                    1,240               263
      Calls                                                                         1,000
      Purchases                                                                    (6,201)
      Sales                                                                                           4,117
   Net increase in loans held for investment                                       (4,756)           (5,375)
   Purchases of premises and equipment                                               (151)             (193)
                                                                                 --------          --------
          Net cash used by investing activities                                    (1,618)             (188)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing demand deposits                                 39               816
   Net increase in interest-bearing transaction,
     savings and other time deposits                                                4,188               396
   Net (decrease) increase in other borrowings                                       (205)              148
   Proceeds from the exercise of stock options                                         75               128
   Purchases of common stock                                                                           (338)
                                                                                 --------          --------
          Net cash provided by financing activities                                 4,097             1,150
                                                                                 --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           3,145             1,985

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                             11,457            12,004
                                                                                 --------          --------

   End of period                                                                 $ 14,602          $ 13,989
                                                                                 ========          ========

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings                                     $  1,054          $  1,041
   Income taxes                                                                                    $    180


See notes to condensed consolidated financial statements.

                            MCB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  Significant Accounting Policies

        The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1998. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 1999 may not be indicative of operating results for the year ending December 31, 1999. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.


2. Earnings Per Share

    The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 1999 and 1998.



                                                   THREE MONTHS ENDED MARCH 31, 1999:
                                               -------------------------------------------
                                                    Net                         Per Share
                                                   Income         Shares         Amount
In thousands, except per share amounts          (Unaudited)    (Unaudited)     (Unaudited)
                                                -------------  -------------   ------------
BASIC EPS:
Income available to common shareholders              $ 461         1,996         $   0.23

EFFECT OF DILUTIVE SECURITIES:
Stock options                                                        105
                                                     -----         -----         --------
DILUTED EPS:
Income available to common shareholders plus
     assumed conversions                             $ 461         2,101         $   0.22
                                                     =====         =====         ========



                                                    THREE MONTHS ENDED MARCH 31, 1998:
                                              -------------------------------------------
                                                  Net                         Per Share
                                                 Income         Shares         Amount
In thousands, except per share amounts        (Unaudited)    (Unaudited)     (Unaudited)
                                              -------------  -------------   ------------
BASIC EPS:
Income available to common shareholders           $ 323         2,062         $   0.16

EFFECT OF DILUTIVE SECURITIES:
Stock options                                                     131
                                                  -----         -----         --------
DILUTED EPS:
Income available to common shareholders plus
     assumed conversions                          $ 323         2,193         $   0.15
                                                  =====         =====         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 1999 and the financial condition of the Company as of that date.

        The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiary and should be read in conjunction with the financial statements and notes thereto presented in this 10-QSB. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

        Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of the San Francisco Bay Area and Southern California, volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, liquidity risks, and the impact of the Year 2000 problem. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


OVERVIEW

               EARNINGS SUMMARY. The Company reported net income of $461,000, or $0.23 per share basic and $0.22 per share diluted, for the first quarter of 1999. This compares to net income of $323,000, or $0.16 per share basic and $0.15 per share diluted, for the same period in 1998. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three months ended March 31, 1999.

        Return on average assets and return on average equity for the first quarter of 1999 were 1.11% and 13.86%, respectively, as compared to 0.91% and 10.59%, respectively, for the same period of 1998.

FINANCIAL CONDITION

        LOANS HELD FOR INVESTMENT. Net loans held for investment increased by $5.3 million, or 4.8%, during the first three months of 1999 as demand for commercial real estate, construction and land loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):


TOTAL LOANS                                  DECEMBER 31,       MARCH 31,
                                                 1998             1999
                                             ----------        ---------
Commercial                                   $  22,504          $  21,701
Real estate:
   Commercial                                   72,605             73,326
   Construction                                  9,619             12,296
   Land                                          2,592              5,617
Home equity                                      1,703              1,768
Loans to consumers and individuals               2,085              1,916
                                             ---------          ---------
       Total                                   111,108            116,624
Deferred loan fees                                 (33)              (127)
Allowance for possible credit losses            (1,117)            (1,254)
                                             =========          =========
    Total net loans                          $ 109,958          $ 115,243
                                             =========          =========


        In the normal practice of extending credit, the Company accepts real estate collateral on loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $99.2 million, or 85.0% of the total portfolio as of March 31, 1999. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

        The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of March 31, 1999, the two largest industry concentrations within the loan portfolio were real estate and related services at 31.9% and the business/personal service industry at 21.0% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

        NONPERFORMING ASSETS. The Company carefully monitors the quality of its loan portfolio and the factors that effect it, including regional economic conditions, employment stability, and real estate values. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.

        As of March 31, 1999, the Company had nonperforming assets in the amount of $145,000, of which $105,000 represented two nonaccrual loans. Had these nonaccrual loans performed under their contractual terms approximately $2,200 in additional interest income would have been recognized during 1999. The Company had loans 90 days or more past due and still accruing in the amount of $40,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

NONPERFORMING ASSETS                                   DECEMBER 31,     MARCH 31,
                                                           1998           1999
                                                       ---------         ---------

Nonaccrual loans                                          $563          $   105
Loans 90 days or more past due and still accruing          404               40
                                                          ====          =======
                                                          $967          $   145
                                                          ====          =======

As a percent of total loans                               0.87%            0.12%
As a percent of total assets                              0.57%            0.08%

        The decrease in nonperforming assets was due to payoffs on nonaccrual loans and the past due loans becoming current at March 31, 1999.

        At March 31, 1999, the Company had loans identified as impaired in the amount of $145,000. At March 31, 1999, no specific allowance for possible credit losses was required for these impaired loans since they were adequately collateralized.

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

        In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 1999, the APCL of $1,254,000, or 1.08% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

        The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                                                AT AND FOR      AT AND FOR THE
                                                                              THE YEAR ENDED  THREE MONTHS ENDED
                                                                               DECEMBER 31,       MARCH 31,
                                                                                    1998             1999
                                                                                ---------         ---------
Balances:
   Average loans during period                                                  $ 100,130          $ 112,509
   Loans at end of period                                                         111,075            116,497

ALLOWANCE FOR POSSIBLE CREDIT LOSSES:
   Balance at beginning of period                                                   1,007              1,117
   Actual credit losses:
       Commercial                                                                      53
       Consumer
                                                                                ---------          ---------
            Total                                                                      53                  0
   Actual credit recoveries:
       Commercial                                                                       9                 47
       Consumer                                                                         1
                                                                                ---------          ---------
            Total                                                                      10                 47
                                                                                ---------          ---------
   Net credit losses (recoveries)                                                      43                (47)
                                                                                ---------          ---------
   Provision charged to operating expenses                                            153                 90
                                                                                =========          =========
   Balance at end of period                                                     $   1,117          $   1,254
                                                                                =========          =========

RATIOS:
   Net credit losses (recoveries) to average loans                                   0.04%             -0.04%
   Allowance for possible credit losses to loans at end of period                    1.01%              1.08%
   Net credit losses to beginning of period allowance for credit losses              4.27%             -4.21%




        The Company provided $90,000 to the allowance for possible credit losses during the first quarter of 1999. No provision was made during the first quarter of 1998. The $90,000 provision in the first quarter of 1999 was recorded as a prudent measure, based upon growth in the loan portfolio.

        The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                    DECEMBER 31,                 MARCH 31,
                                        1998                        1999
                               ---------------------     -------------------------
                                              % of                        % of
                                            Category                    Category
                                            to Total                    to Total
                                 APCL         Loans          APCL         Loans
                              ----------  -----------   ------------  ------------
Commercial loans                $  641       42.79%        $  611        45.74%
Real estate loans                  245       53.27%           245        50.42%
Consumer loans                      38        3.94%            37         3.84%
Not allocated                      193       N/A              361         N/A
                                ======      ======         ======       ======
     Total                      $1,117      100.00%        $1,254       100.00%
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

        INVESTMENTS. The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):


                                                            GROSS          GROSS          ESTIMATED
                                          AMORTIZED       UNREALIZED     UNREALIZED           FAIR          CARRYING
     MARCH 31, 1999                          COST            GAINS         LOSSES            VALUE           VALUE
                                         -----------      -----------    -----------     ------------      ----------

  Held to maturity securities:
    U.S. Government agencies                $ 5,055         $    15         $                $ 5,070         $ 5,055
                                            -------         -------         -------          -------         -------

           Total held to maturity             5,055              15                            5,070           5,055
                                            -------         -------         -------          -------         -------

  Available for sale securities:
    U.S. Treasury                            13,109              63             (81)          13,091          13,091
    U.S. Government agencies                 15,221               7            (146)          15,082          15,082
    Mortgage-backed securities                  908               1              (2)             907             907
    Corporate securities                      1,966              26                            1,992           1,992
    Municipal bonds                             100                                              100             100
                                            -------         -------         -------          -------         -------

           Total available for sale          31,304              97            (229)          31,172          31,172
                                            -------         -------         -------          -------         -------

Total investment securities                 $36,359         $   112         $  (229)         $36,242         $36,227
                                            =======         =======         =======          =======         =======




                                                             GROSS           GROSS          ESTIMATED
                                          AMORTIZED       UNREALIZED       UNREALIZED          FAIR        CARRYING
DECEMBER 31, 1998:                           COST            GAINS           LOSSES           VALUE          VALUE
                                         -----------      -----------    -----------     ------------      ----------

  Held to maturity securities:
    U.S. Government agencies                $ 6,055         $    26         $                $ 6,081         $ 6,055
                                            -------         -------         -------          -------         -------

           Total held to maturity             6,055              26                            6,081           6,055
                                            -------         -------         -------          -------         -------

  Available for sale securities:
    U.S. Treasury                            15,206             214              (6)          15,414          15,414
    U.S. Government agencies                 17,247             137             (60)          17,324          17,324
    Mortgage-backed securities                1,172               5                            1,177           1,177
    Corporate securities                      1,971              36                            2,007           2,007
    Municipal bonds                             100               1                              101             101
                                            -------         -------         -------          -------         -------

           Total available for sale          35,696             393             (66)          36,023          36,023
                                            -------         -------         -------          -------         -------

Total investment securities                 $41,751         $   419         $   (66)         $42,104         $42,078
                                            =======         =======         =======          =======         =======

        DEPOSITS/OTHER BORROWINGS. Total consolidated deposits increased by $1.2 million during the three months ended March 31, 1999.

        Rates paid on deposits decreased during the three months ended March 31, 1999 contributing to the decrease in the cost of funds to 2.74% during the three months ended March 31, 1999 from 3.23% for the year ended December 31, 1998. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

                                                             YEAR ENDED                    THREE MONTHS ENDED
                                                         DECEMBER 31, 1998                    MARCH 31, 1999
                                                      ---------------------------          --------------------------
                                                      Average              Average         Average            Average
                                                      Balance               Rate            Balance             Rate
                                                      --------            ---------          --------         --------
Noninterest-bearing demand deposits                   $ 31,371                             $ 35,645

Interest-bearing demand deposits (includes
     money market deposit accounts)                     88,255               3.93%           91,807               3.35%
Savings deposits                                         1,845               1.92%            2,264               1.77%
Time deposits, $100,000 and over                        12,493               5.31%           12,661               4.90%
Other time deposits                                      8,194               5.06%            8,264               4.71%
                                                      --------            -------          --------            -------
    Total interest-bearing                             110,787               4.14%          114,996               3.59%
                                                      --------            -------          --------            -------

Total deposits                                        $142,158               3.23%         $150,641               2.74%
                                                      ========            =======          ========            =======



        The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands):



                                           DECEMBER 31,         MARCH 31,
TIME REMAINING TO MATURITY                     1998               1999
                                           ------------        ----------
Three months or less                          $ 4,682            $ 4,211
After three months to six months                3,620              3,861
After six months to one year                    3,620              3,861
After twelve months                               700                400
                                              =======            =======
          Total                               $12,622            $12,333
                                              =======            =======


RESULTS OF OPERATIONS

        NET INTEREST INCOME/NET INTEREST MARGIN. Net interest income for the quarter ended March 31, 1999 was $2,396,000, an increase of 23.2% over the net interest income of $1,945,000 during the same period of 1998. The increase was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.

        The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                                                       FOR THE QUARTER ENDED MARCH 31,
                                            ---------------------------------------------------------------------------------------
                                                               1998                                          1999
                                            -----------------------------------------      ----------------------------------------
                                              AVERAGE                                       AVERAGE
                                              BALANCE        INTEREST        RATE           BALANCE        INTEREST        RATE
                                            -----------     ----------    ---------        ----------     -----------   ----------
ASSETS
Federal funds sold                          $     5,896     $       78         5.29%       $    3,016     $        34        4.51%
Interest-bearing deposits with banks                286              4         5.59%              286               4        5.59%
Investment securities                            36,000            563         6.27%           39,065             534        5.47%
Loans                                            89,349          2,353        10.53%          112,509           2,864       10.18%
                                            -----------     ----------    ---------        ----------     -----------   ---------
Total earning assets                            131,531          2,998         9.12%          154,876           3,436        8.88%
Total non-earning assets                         10,658                                        11,244
                                            -----------                                    ----------
Total assets                                $   142,189                                    $  166,120
                                            ===========                                    ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                             $    29,448                                    $   35,645

Interest-bearing transaction accounts            77,413     $      783         4.04%           91,807     $       769        3.35%
Time deposits, $100,000 or more                  12,059            156         5.18%           12,661             155        4.90%
Savings and other time                            9,621            108         4.49%           10,528             107        4.07%
                                            -----------     ----------    ---------        ----------     -----------   ---------
     Total interest-bearing deposits             99,093          1,047         4.23%          114,996           1,031        3.59%
                                            -----------     ----------    ---------        ----------     -----------   ---------
Other borrowings                                    445              6         5.39%              800               9        4.50%
                                            -----------     ----------    ---------        ----------     -----------   ---------
     Total interest-bearing liabilities          99,538          1,053         4.23%          115,796           1,040        3.59%
Other liabilities                                 1,002                                         1,379
Shareholders' equity                             12,201                                        13,300
                                            -----------                                    ----------
Total liabilities  and shareholders'
     equity                                 $   142,189                                    $  166,120
                                            ===========     ----------                     ==========     -----------
Net interest income                                         $    1,945                                    $     2,396
                                                            ==========                                    ===========
Net interest margin                                                            5.92%                                         6.19%


        The net interest margin increased to 6.19% during the first quarter of 1999 from 5.92% in the same quarter of 1998. The increase was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

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

                                                  QUARTER ENDED MARCH 31, 1999
                                                          COMPARED TO
                                                  QUARTER ENDED MARCH 31, 1998
                                                           CHANGE IN
                                              --------------------------------------------
                                                                         RATE/
                                               VOLUME         RATE       VOLUME     TOTAL
                                              --------------------------------------------
Interest Income:
   Federal funds sold                           $(39)       $ (11)       $  6        $(44)
   Interest-bearing deposits with banks            0            0           0           0
   Investment securities                          48          (71)         (6)        (29)
   Loans                                         609          (78)        (20)        511
                                              --------------------------------------------
Total Interest Income                            618         (160)        (20)        438
                                              --------------------------------------------

INTEREST EXPENSE:
   Interest-bearing transaction accounts         145         (134)        (25)        (14)
   Time deposits, $100,000 or more                 8           (9)          0          (1)
   Savings and other time                         10          (10)         (1)         (1)
   Other borrowings                                5           (1)         (1)          3
                                              --------------------------------------------
Total Interest Expense                           168         (154)        (27)        (13)
                                              --------------------------------------------

NET INTEREST INCOME                             $450        $  (6)       $  7        $451
                                              ============================================


        NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):



                                                                    QUARTER ENDED MARCH 31,
                                                                    ----------------------
COMPONENTS OF NONINTEREST INCOME                                        1998         1999
-----------------------------------------------------------------   ---------      -------
Gain on sale of loans                                                $     70      $    52
Service fees on deposit accounts                                          124          163
Loan servicing fees                                                         9           11
Gain on sale of investment securities - net                                             19
Other                                                                      72           46
                                                                     --------      -------
    Total                                                            $    275      $   291
                                                                     ========      =======


AS A PERCENTAGE OF AVERAGE ASSETS (ANNUALIZED)
-----------------------------------------------------------------
Gain on sale of loans                                                    0.20%        0.13%
Service fees on deposit accounts                                         0.35%        0.39%
Loan servicing fees                                                      0.02%        0.03%
Gain on sale of investment securities - net                                           0.05%
Other                                                                    0.20%        0.11%
                                                                     --------      -------
    Total                                                                0.77%        0.71%
                                                                     ========      =======

        NONINTEREST EXPENSES. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                                                      QUARTER ENDED MARCH 31,
                                                                    ---------------------------
COMPONENTS OF NONINTEREST EXPENSE                                          1998       1999
----------------------------------------------------------------    ------------     ----------
Salaries and employee benefits                                      $       884      $     975
Occupancy expense                                                           216            227
Furniture and equipment expense                                             110            101
Professional services                                                        47            130
Supplies                                                                     70             59
Promotional expenses                                                        116            113
Data processing fees                                                         87            110
Regulatory assessments                                                       16              9
Other                                                                       128             91
                                                                    -----------      ---------
    Total                                                           $     1,674      $   1,815
                                                                    ===========      =========
Average full-time equivalent employees                                       55             55

AS A PERCENTAGE OF AVERAGE ASSETS (ANNUALIZED)
----------------------------------------------------------------
Salaries and employee benefits                                             2.49%          2.35%
Occupancy expense                                                          0.61%          0.55%
Furniture and equipment expense                                            0.31%          0.24%
Professional services                                                      0.13%          0.31%
Supplies                                                                   0.20%          0.14%
Promotional expenses                                                       0.33%          0.27%
Data processing fees                                                       0.24%          0.26%
Regulatory assessments                                                     0.04%          0.02%
Other                                                                      0.36%          0.22%
                                                                    -----------       --------
    Total                                                                  4.71%          4.36%
                                                                    ===========       ========



Noninterest expense increased to $1.8 million during the first quarter of 1999 from $1.7 million during the same period of the prior year.

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

Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company is testing them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout

1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

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

2. The Company lends significant amounts to businesses in its market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. As part of the Company's Plan, its primary borrowers were identified and the assessment of their year 2000 readiness and risk to the Company is in progress.

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

        The Company's Contingency Plans. The Company is currently developing contingency plans to handle the most reasonably likely worst case scenarios related to year 2000 issues. These plans will range from obtaining mission-critical system back-up capabilities to funds management contingencies.

        INCOME TAXES. The Company's effective tax rate was 41.0% for the quarter ended March 31, 1999 compared to 40.8% in the same period of the prior year.

        LIQUIDITY AND ASSET/LIABILITY MANAGEMENT. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 1999 federal funds sold averaged $3.0 million, or 1.8% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

        At March 31, 1999, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $48.3 million, or 28.2% of total assets. This represented all available liquid assets.

        Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At March 31, 1999, the loan-to-deposit ratio was 74.6% as compared to 71.7% at December 31, 1998.

        Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. At March 31, 1999, this ratio was 6.8% as compared to 3.1% at December 31, 1998.

        As of March 31, 1999, the Company had no material commitments that were expected to adversely impact liquidity.

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

        The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of March 31, 1999, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

MARCH 31, 1999                                                         OVER 90        OVER 180     AFTER ONE    AFTER
                                                      90 DAYS          DAYS TO         DAYS TO      YEAR TO     FIVE
                                                      OR LESS         180 DAYS        365 DAYS    FIVE YEARS    YEARS     TOTAL
                                                      --------       --------        --------      --------    --------  --------
EARNING ASSETS (RATE SENSITIVE):
   Federal funds sold                                 $  6,400                                                           $  6,400
   Interest-bearing deposits with other banks                0                       $    286                                 286
   Investment securities                                   336       $     33           3,655      $ 26,212    $  6,123    36,359
   Loans, gross of allowance for possible losses        55,136          3,306           2,730        39,018      16,307   116,497
                                                      --------       --------        --------      --------    --------  --------
     Total                                              61,872          3,339           6,671        65,230      22,430   159,542
                                                      --------       --------        --------      --------    --------  --------

INTEREST-BEARING LIABILITIES (RATE SENSITIVE):
   Interest-bearing transaction deposits                                               42,008        51,699                93,707
   Time deposits, $100,000 or more                       4,211          3,861           3,861           400                12,333
   Savings and other time deposits                       3,169            113           4,087         3,103                10,472
   Other borrowings                                        504                                                                504
                                                      --------       --------        --------      --------    --------  --------
     Total                                               7,884          3,974          49,956        55,202              $117,016
                                                      --------       --------        --------      --------    --------  --------
Period GAP                                            $ 53,988       $   (635)       $(43,285)     $ 10,028    $ 22,430
                                                      ========       ========        ========      ========    ========
Cumulative GAP                                        $ 53,988       $ 53,353        $ 10,068      $ 20,096    $ 42,526
                                                      ========       ========        ========      ========    ========
Interest Sensitivity GAP Ratio                           87.26%        (19.02)%       (648.85)%       15.37%     100.00%
                                                      ========       ========        ========      ========    ========
Cumulative Interest Sensitivity                          87.26%         81.82 %         14.01 %       14.66%      26.66%
                                                      ========       ========        ========      ========    ========


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

              YEAR ENDED           THREE MONTHS ENDED
            DECEMBER 31, 1998        MARCH 31, 1999
            -----------------        --------------
                8.20%                   8.01%

        Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 1999, the Company's total capital ratio was 10.98% and its Tier 1 capital ratio was 10.01%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of March 31, 1999, the Company's leverage ratio was 7.73%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 1999 the Company adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders. A Rights Agreement was filed with the SEC on Form 8 - A126 on January 25, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of  Exhibits:

               (3)(a) -- Restated Articles of Incorporation (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for its quarter ended September 30, 1998).

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

               (10)(b)(6) - Petaluma Office Lease (incorporated by reference to Exhibit (10)(b)(6) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998).

               (27)           -- Financial Data Schedule


(b) Reports on Form 8-K.

      (i) A current Report on Form 8-K filed January 25, 1999, pertaining to the adoption of a Shareholder Rights Plan.

     (ii) A current Report on Form 8-K filed January 25, 1999, pertaining to a press release regarding the appointment of Charles O. Holl to President and Chief Executive Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MCB FINANCIAL CORPORATION
                                  (REGISTRANT)



Date:   May 13, 1999                 /s/ Patrick E. Phelan
                                    ------------------------------------------
                                    Patrick E. Phelan
                                    Chief Financial Officer
                                    (Principal Accounting Officer and officer
                                    authorized to sign on behalf of the
                                    registrant)

                                 EXHIBIT INDEX

               Exhibit
               Number                   Exhibit
               -------                  -------

               (3)(a) -- Restated Articles of Incorporation (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for its quarter ended September 30, 1998).

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

               (10)(b)(6) - Petaluma Office Lease (incorporated by reference to Exhibit (10)(b)(6) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998).

               (27)           -- Financial Data Schedule