Form 10QSB
period 1999-06-30
MCB FINANCIAL CORP
filed 1999-08-13
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]........QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

YES   X       NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 5, 1999

Class
Common stock, no par value                         1,972,257

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                            December 31,     June 30,
                                                              1998         1999
ASSETS                                                               (Unaudited)
Cash and due from banks                                   $   8,804    $   7,516
Federal funds sold                                            3,200        8,650
     Total cash and cash equivalents                         12,004       16,166
Interest-bearing deposits with banks                            286          286
Investment securities available for sale at fair value       36,023       23,116
Investment securities held to maturity; fair values
     of $6,081 in 1998 and $1,986 in 1999                     6,055        2,000
Loans held for investment (net of allowance for possible
     credit losses of $1,117 in 1998 and $1,301 in 1999     109,958      126,640
Premises and equipment - net                                  2,431        2,996
Accrued interest receivable                                   1,152        1,010
Deferred income taxes                                           547          867
Other assets                                                  1,040        1,171
     Total assets                                         $ 169,496    $ 174,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                               $  38,788    $  40,093
        Interest-bearing:
           Transaction accounts                              92,491       94,606
           Time certificates, $100,000 and over              12,622       13,165
           Savings and other time deposits                   11,003       10,979
              Total interest-bearing deposits               116,116      118,750
              Total deposits                                154,904      158,843

     Other borrowings                                           356          750
     Accrued interest payable and other liabilities           1,154        1,371
              Total liabilities                             156,414      160,964


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued 1,994,316 shares in 1998 and 1,967,457
        shares in 1999, outstanding 1,989,016
        shares in 1998 and 1,967,457 in 1999                  9,578       9,226
     Accumulated other comprehensive income                     191        (386)
     Retained earnings                                        3,313       4,448
        Total shareholders' equity                           13,082      13,288
Total liabilities and shareholders' equity                $ 169,496   $ 174,252

See notes to condensed consolidated financial statements.



MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended        For the Six Months
In thousands,                             June 30,               Ended June 30,
except per share amounts             1998         1999         1998        1999
                                        (Unaudited)               (Unaudited)
INTEREST INCOME:
   Loans, including fees           $ 2,649      $ 3,165      $ 5,002     $ 6,029
   Federal funds sold                  138           55          216          89
   Investment securities               498          417        1,065         955
        Total interest income        3,285        3,637        6,283       7,073

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits         1,002          889        1,893       1,765
   Time certificates, $100,000
     and over                          163          150          319         305
   Other interest                        5           14           11          23
        Total interest expense       1,170        1,053        2,223       2,093

NET INTEREST INCOME                  2,115        2,584        4,060       4,980

PROVISION FOR POSSIBLE
   CREDIT LOSSES                        35           35           35         125

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES            2,080        2,549        4,025       4,855

OTHER INCOME:
   Gain on sale of loans                49           30          119          82
   Service fees on deposit
     accounts                          120          153          244         316
   Loan servicing fees                  12           15           21          26
   Gain (loss) on sale of investment
     securities - net                                (7)                      12
   Other                                75           51          147          97
        Total other income             256          242          531         533

OTHER EXPENSES:
   Salaries and employee benefits      901        1,037        1,785       2,012
   Occupancy expense                   218          238          434         465
   Furniture and equipment expense     104           98          214         199
   Professional services                66           44          113         174
   Supplies                             79           75          149         134
   Promotional expenses                 74           55          190         168
   Data processing fees                 75           85          162         195
   Regulatory assessments               15           10           31          19
   Other                               115          101          243         192
        Total other expenses         1,647        1,743        3,321       3,558

INCOME BEFORE INCOME TAXES             689        1,048        1,235       1,830

INCOME TAX PROVISION                   285          433          508         754

NET INCOME                         $   404      $   615      $   727     $ 1,076

BASIC EARNINGS PER SHARE            $ 0.20       $ 0.31       $ 0.35      $ 0.54
DILUTED EARNINGS PER SHARE          $ 0.18       $ 0.30       $ 0.33      $ 0.52

See notes to condensed consolidated financial statements



MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Three Months Ended   Six Months Ended
Dollar amounts in thousands                    June 30,            June 30,
                                           1998        1999   1998        1999
                                              (Unaudited)         (Unaudited)

Net income                                $ 404       $ 615   $ 727      $1,076
Other comprehensive income (loss)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during period, net of tax      51        (304)     17        (584)
    Reclassification adjustment for gains
      (losses) included in net income,                   (4)                  7
      net of tax
Other comprehensive income (loss)            51        (308)     17        (577)

Comprehensive income                      $ 455       $ 307   $ 744       $ 499

See notes to condensed consolidated financial statements.



MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Six Months
Dollar amounts in thousands                                   Ended June 30,
                                                           1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)
   Net income                                          $    727        $  1,076
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for possible credit losses                      35             125
   Depreciation and amortization                            229             253
   Gain on sale of investment securities, net                               (12)
   Change in deferred income taxes                                           90
   (Increase) decrease in accrued interest receivable       (10)            142
   Decrease (increase) in other assets                      173            (131)
   Increase in accrued interest payable and
     other liabilities                                      164             285
       Net cash provided by operating activities          1,318           1,828

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                               10,750           4,055
     Purchases                                           (2,055)
Available for sale securities:
     Maturities                                           1,522             695
     Calls                                                1,000
     Purchases                                           (6,201)
     Sales                                                               11,183
Net increase in loans held for investment               (14,958)        (16,807)
   Purchases of premises and equipment                     (227)           (773)
       Net cash used by investing activities            (10,169)         (1,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                      5,273           1,305
   Net increase in interest-bearing transaction,
     savings and other time deposits                     12,781           2,634
   Net increase in other borrowings                                         394
   Proceeds from the exercise of stock options               90             207
   Purchases of common stock                                               (559)
       Net cash provided by financing activities         18,144           3,981

NET INCREASE IN CASH AND CASH EQUIVALENTS                 9,293           4,162

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   11,457          12,004

   End of period                                       $ 20,750        $ 16,166

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  2,247        $  2,139
   Income taxes                                             201        $    646

See notes to condensed consolidated financial statements.



MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999

1. BASIS OF PRESENTATION - The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1998. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 1999 may not be indicative of operating results for the year ending December 31, 1999. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

In thousands                          Three months ended June 30,
                                          1998           1999
Basic shares                             2,073          1,967
Dilutive effect of stock options           157             81
Diluted shares                           2,230          2,048


                                       Six months ended June 30,
                                          1998           1999
Basic shares                             2,068          1,981
Dilutive effect of stock options           144             94
Diluted shares                           2,212          2,075


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 1999 and the financial condition of the Company as of that date.

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


OVERVIEW
    EARNINGS SUMMARY. The Company reported net income of $615,000, or $0.31 per share basic and $0.30 per share diluted, for the second quarter of 1999. This compares to net income of $404,000, or $0.20 per share basic and $0.18 per share diluted, for the same period in 1998.

    For the six months ended June 30, 1999, the Company reported net income of $1,076,000, or $0.54 per share basic and $0.52 per share diluted. This compares to net income of $727,000, or $0.35 per share basic and $0.33 per share diluted for the same period in 1998. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three and six month periods ended June 30, 1999.

    Return on average assets and return on average equity for the second quarter of 1999 were 1.45% and 18.51%, respectively, as compared to 1.06% and 12.78%, respectively, for the same period of 1998. Return on average assets and return on average equity for the six months ended June 30, 1999 were 1.28% and 16.26%, respectively, as compared to 0.99% and 11.70%, respectively, for the same period of 1998.


FINANCIAL CONDITION

    SUMMARY. Total assets of the Company increased by $4.8 million, or 2.8%, from the end of 1998 to reach $174.2 million at June 30, 1999.

    LOANS HELD FOR INVESTMENT. Net loans held for investment increased by $16.7 million, or 15.2%, during the first six months of 1999 as demand for commercial real estate and construction loans continued to increase. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):


Total Loans                                        December 31,      June 30,
                                                          1998          1999
Commercial                                           $  22,504     $  22,064
Real estate:
   Commercial                                           72,605        78,379
   Construction                                          9,619        20,584
   Land                                                  2,592         3,399
Home equity                                              1,703         1,851
Loans to consumers and individuals                       2,085         1,806
       Total                                           111,108       128,083
Deferred loan fees                                         (33)         (142)
Allowance for possible credit losses                    (1,117)       (1,301)
    Total net loans                                  $ 109,958     $ 126,640


    In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $111.0 million, or 86.7% of the total portfolio as of June 30, 1999. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

    The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of June 30, 1999 the two largest industry concentrations within the loan portfolio were real estate and related services at 28.5% and the business/personal service industry at 19.4% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

    As of June 30, 1999, the Company had nonperforming assets in the amount of $287,000, of which $50,000 represented one nonaccrual loan. Had this nonaccrual loan performed under its contractual terms, approximately $1,552 in additional interest income would have been recognized during 1999. Also, as of June 30, 1999, the Company had two loans 90 days or more past due and still accruing in the aggregate amount of $237,000. These loans are well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                       December 31,       June 30,
                                                  1998           1999

Nonaccrual loans                                 $ 563          $  50
Loans 90 days or more past due and
  still accruing                                   404            237
Other real estate owned
                                                 $ 967          $ 287

As a percent of total loans                       0.87%          0.22%
As a percent of total assets                      0.57%          0.16%


    The decrease in nonperforming assets was due to payoffs on nonaccrual loans and certain past due loans becoming current during 1999.

    At June 30, 1999, the Company had loans identified as impaired in the amount of $287,000. At June 30, 1999, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

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

    In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 1999 the APCL of $1,301,000, or 1.02% of total loans, was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                  At and For    At and For the
                                              the Year Ended  Six Months Ended
                                                 December 31,          June 30,
                                                        1998              1999
Balances:
 Average loans during period                       $ 100,130         $ 118,216
 Loans at end of period                              111,075           127,941

 Allowance for Possible Credit Losses:
   Balance at beginning of period                      1,007             1,117
   Actual credit losses:
     Commercial                                           53                11
     Consumer
       Total                                              53                11
   Actual credit recoveries:
     Commercial                                            9                70
     Consumer                                              1
       Total                                              10                70
   Net credit losses (recoveries)                         43               (59)
   Provision charged to operating expenses               153               125
   Balance at end of period                         $  1,117          $  1,301

Ratios:
   Net credit losses (recoveries) to average loans      0.04%            (0.05%)
   Allowance for possible credit losses to loans
     at end of period                                   1.01%             1.02%
   Net credit losses (recoveries) to beginning of
     period allowance for credit losses                 4.27%            (5.28%)


    The Company provided $35,000 to the allowance for possible credit losses during the second quarter of 1999 as compared to $35,000 during the second quarter of 1998. For the six months ended June 30, 1999, the Company provided $125,000 to the allowance for possible credit losses as compared to $35,000 during the same period of 1998. The provisions during the second quarter of 1999 and the six months ended June 30, 1999 were recorded as a prudent measure, based upon growth in the loan portfolio.

    The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                  December 31, 1998             June 30, 1999
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                   $   641     42.79%       $   659    47.78%
Real estate loans                      245     53.27%           260    48.69%
Consumer loans                          38      3.94%            37     3.53%
Not allocated                          193       N/A            345      N/A
     Total                         $ 1,117    100.00%       $ 1,301   100.00%


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


    INVESTMENTS. The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
June 30, 1999:             Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 2,000    $           $   (14)   $ 1,986    $ 2,000
Total held to maturity       2,000                    (14)     1,986      2,000

Available for sale securities:
  U.S. Treasury             10,091          2        (241)     9,852      9,852
  U.S. Government agencies  11,147                   (393)    10,754     10,754
  Mortgage-backed
    Securities                 577                    (15)       562        562
  Corporate securities       1,960                    (12)     1,948      1,948
Total available for sale    23,775          2        (661)    23,116     23,116
Total investment
  securities               $25,775    $     2     $  (675)   $25,102    $25,116


                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
December 31, 1998:         Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 6,055    $    26     $          $ 6,081    $ 6,055
Total held to maturity       6,055         26                  6,081      6,055

Available for sale securities:
  U.S. Treasury             15,206        214          (6)    15,414     15,414
  U.S. Government agencies  17,247        137         (60)    17,324     17,324
  Mortgage-backed
    Securities               1,172          5                  1,177      1,177
  Corporate securities       1,971         36                  2,007      2,007
  Municipal bonds              100          1                    101        101
Total available for sale    35,696        393         (66)    36,023     36,023
Total investment
  securities               $41,751    $   419     $   (66)   $42,104    $42,078



    DEPOSITS. Total consolidated deposits increased by $3.9 million, or 2.5%, during the six months ended June 30, 1999.

    Rates paid on deposits decreased during the six months ended June 30, 1999 contributing to the decrease in the cost of funds to 2.72% for the six months ended June 30, 1999 as compared to 3.23% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                          Year Ended          Six Months Ended
                                       December 31, 1998       June 30, 1999
                                       Average    Average    Average   Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 31,371              $ 36,571
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     88,255      3.93%     92,786     3.36%
Savings deposits                         1,845      1.92%      2,185     1.85%
Time deposits, $100,000 and over        12,493      5.31%     12,406     4.92%
Other time deposits                      8,194      5.06%      8,480     4.41%
    Total interest-bearing             110,787      4.14%    115,857     3.57%

Total deposits                        $142,158      3.23%   $152,428     2.72%

    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):

                                         December 31,          June 30,
Time remaining to maturity                      1998              1999

Three months or less                        $  4,682          $  7,697
After three months to six months               3,620             2,534
After six months to one year                   3,620             2,534
After twelve months                              700               400
          Total                             $ 12,622          $ 13,165


RESULTS OF OPERATIONS

    NET INTEREST INCOME / NET INTEREST MARGIN. Net interest income for the quarter ended June 30, 1999 was $2,584,000, an increase of 22.2% over the net interest income of $2,115,000 during the same period of 1998. Net interest income for the six months ended June 30, 1999 was $4,980,000, an increase of 22.7% over the net interest income of $4,060,000 during the same period of 1998. The increase in both periods was primarily due to the growth in average loans, largely due to economic conditions in the Company's market areas.

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                           For the quarter ended June 30,
                                            1998                   1999
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $ 10,310 $  138  5.35% $  4,751 $   55  4.63%
Interest-bearing deposits
  with banks                           286      4  5.59%      286      3  4.20%
Investment securities               32,417    494  6.11%   29,732    414  5.57%
Loans                               97,089  2,649 10.91%  123,844  3,165 10.22%
Total earning assets               140,102  3,285  9.38%  158,613  3,637  9.17%
Total non-earning assets            11,882                 11,380
Total assets                      $151,984               $169,993

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 29,669               $ 37,488

Interest-bearing transaction
  accounts                          86,143 $  891  4.13%   93,624 $  789  3.37%
Time deposits, $100,000 or more     12,130    163  5.38%   12,153    150  4.94%
Savings and other time               9,716    111  4.57%   10,801    100  3.70%
  Total interest-bearing deposits  107,989  1,165  4.32%  116,578  1,039  3.56%
Other borrowings                       484      5  4.13%    1,252     14  4.47%
  Total interest-bearing
    Liabilities                    108,473  1,170  4.31%  117,830  1,053  3.57%
Other liabilities                    1,196                  1,386
Shareholders' equity                12,646                 13,289
Total liabilities
  and shareholders' equity        $151,984               $169,993

Net interest income                        $2,115                 $2,584
Net interest margin                                6.04%                  6.52%


                                         For the six months ended June 30,
                                            1998                   1999
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  8,115 $  216  5.32% $  3,888 $   89  4.58%
Interest-bearing deposits
  with banks                           286      8  5.59%      286      7  4.90%
Investment securities               34,211  1,057  6.19%   34,368    948  5.52%
Loans                               92,734  5,002 10.79%  118,216  6,029 10.20%
Total earning assets               135,346  6,283  9.29%  156,758  7,073  9.03%
Total non-earning assets            11,808                 11,315
Total assets                      $147,154               $168,073

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 29,559               $ 36,571

Interest-bearing transaction
  accounts                          81,802  1,674  4.09%   92,786  1,558  3.36%
Time deposits, $100,000 or more     12,094    319  5.28%   12,406    305  4.92%
Savings and other time               9,669    219  4.53%   10,665    207  3.88%
  Total interest-bearing deposits  103,565  2,212  4.27%  115,857  2,070  3.57%
Other borrowings                       465     11  4.73%    1,027     23  4.48%
  Total interest-bearing
    Liabilities                    104,030  2,223  4.27%  116,884  2,093  3.58%
Other liabilities                    1,140                  1,385
Shareholders' equity                12,425                 13,233
Total liabilities
  and shareholders' equity        $147,154               $168,073

Net interest income                        $4,060                 $4,980
Net interest margin                                6.00%                  6.35%

    The net interest margin increased to 6.52% during the second quarter of 1999 from 6.04% in the same quarter of 1998. For the six months ended June 30, 1999, the net interest margin increased to 6.35% from 6.00% during the same period of 1998. The increase in both periods was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the economic conditions in the Company's market areas.

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

                                Quarter Ended           Six Months Ended
                                June 30, 1998             June 30, 1998
                                 Compared to               Compared to
                                Quarter Ended           Six Months Ended
                                June 30, 1999             June 30, 1999
                                  Change in                 Change in
                                        Rate/                     Rate/
                           Volume Rate Volume Total  Volume Rate Volume  Total
Interest Income:
  Federal funds sold        ($74) ($19)   $10  ($83) ($113) ($30)   $16  ($127)
  Interest-bearing deposits
   with banks                  0    (1)     0    (1)     0    (1)     0     (1)
  Investment securities      (41)  (43)     4   (80)     5  (113)    (1)  (109)
  Loans                      729  (167)   (46)  516  1,376  (274)   (75) 1,027
Total Interest Income        614  (230)   (32)  352  1,268  (418)   (60)   790

Interest Expense:
  Interest-bearing
   transaction accounts       77  (165)   (14) (102)    224  (299)   (41) (116)
  Time deposits,
   $100,000 or more            0   (13)     0   (13)      8   (21)    (1)  (14)
  Savings and other time      12   (21)    (2)  (11)     22   (32)    (2)  (12)
  Other borrowings             8     0      1     9      14    (1)    (1)   12
Total Interest Expense        97  (199)   (15) (117)    268  (353)   (45) (130)

Net Interest Income         $517  ($31)  ($17)  $469 $1,000  ($65)  ($15) $920


    NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
Components of Noninterest Income      1998        1999     1998        1999
Gain on sale of loans               $   49      $   30    $ 119       $  82
Service fees on deposit accounts       120         153      244         316
Loan servicing fees                     12          15       21          26
Gain (loss) on sale of investment
  securities - net                                  (7)                  12
Other                                   75          51      147          97
   Total                            $  256      $  242    $ 531       $ 533

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                 0.13%       0.07%    0.16%       0.10%
Service fees on deposit accounts      0.31%       0.36%    0.33%       0.38%
Loan servicing fees                   0.03%       0.04%    0.03%       0.03%
Gain (loss) on sale of investment
  securities - net                               (0.02)                0.01%
Other                                 0.20%       0.12%    0.20%       0.11%
   Total                              0.67%       0.57%    0.72%       0.63%

    NONINTEREST EXPENSE. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                           Quarter Ended       Six Months Ended
                                               June 30,            June 30,
Components of Noninterest Expense          1998      1999      1998      1999
Salaries and employee benefits          $   901   $ 1,037   $ 1,785   $ 2,012
Occupancy expense                           218       238       434       465
Furniture and equipment expense             104        98       214       199
Professional services                        66        44       113       174
Supplies                                     79        75       149       134
Promotional expenses                         74        55       190       168
Data processing fees                         75        85       162       195
Regulatory assessments                       15        10        31        19
Other                                       115       101       243       192
   Total                                $ 1,647   $ 1,743   $ 3,321   $ 3,558
Average full-time equivalent employees       56        55        55        55

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.37%     2.44%     2.43%     2.39%
Occupancy expense                          0.57%     0.56%     0.59%     0.55%
Furniture and equipment expense            0.27%     0.23%     0.29%     0.24%
Professional services                      0.17%     0.10%     0.15%     0.21%
Supplies                                   0.21%     0.18%     0.20%     0.16%
Promotional expenses                       0.20%     0.13%     0.26%     0.20%
Data processing fees                       0.20%     0.20%     0.22%     0.23%
Regulatory assessments                     0.04%     0.02%     0.04%     0.02%
Other                                      0.30%     0.24%     0.33%     0.23%
   Total                                   4.33%     4.10%     4.51%     4.23%

    Noninterest expense increased to $1.7 million during the second quarter of 1999 from $1.6 million during the same period of the prior year. For the six months ended June 30, 1999, noninterest expense increased to $3.6 million from $3.3 million during the same period of the prior year.


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

The Company's State of Readiness. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated
resources to do so.   Management has completed an assessment of its automated
systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed these phases, although appropriate follow-up activities are continuing to occur.

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

Assessment. Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts. The Company's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Company's operations could be materially affected if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. For example, the Company depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Company. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect the Company. In response to this concern, the Company has identified and contacted those vendors who provide our mission-critical applications. The Company has received year 2000 compliance assurance from its primary mission-critical vendors and is continuing to assess the efforts of other vendors for year 2000 compliance.

Testing. Updating and testing of the Company's mission-critical automated systems is complete. Testing of modified or new systems will continue throughout 1999.

Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications were received and implemented, the Company tested them for year 2000 compliance. At this time there are no mission-critical systems that remain unimplemented or untested.

The Costs to Address the Company's Year 2000 Issues. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company upgraded and replaced its data processing and network system in 1997. The Company spent a total of approximately $500,000 on this conversion. The Company will continue to upgrade or replace certain automated systems before the year 2000, if necessary; however some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion. Management does not believe that future expenses related to meeting the Company's year 2000 challenges will have a material effect on the operations or financial performance of the Company. However, factors beyond the control of management, such as the effects on vendors of our mission-critical software and systems, the effects of year 2000 issues on the economy, and the development of the risks identified below under "The Risks of the Company's Year 2000 Issues," among other things, could have a material effect on the operations or financial performance of the Company.

The Risks of the Company's Year 2000 Issues. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many other companies in other industries.
Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, management has to date identified the following potential risks:

1. Commercial banks may experience a contraction in their deposit base if a significant amount of deposited funds are withdrawn by customers prior to the year 2000. Also, interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. The Company has developed a contingency plan for addressing this situation, should it occur.

2. The Company lends significant amounts to businesses in its market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. As part of the Company's Plan, its primary borrowers were identified and the assessment of their year 2000 readiness and risk to the Company continues to be monitored.

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

5. The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water and telephone. To the extent access is interrupted due to the effects of year 2000 issues on these and other utilities, the operations of the Company will be disrupted. The Company has adopted a contingency plan for addressing this situation, to the extent possible, should it occur; however, normal operations could be seriously affected.

The Company's Contingency Plans. The Company has completed the development of a contingency plan related to year 2000 issues, including cash reserves, liquidity and operational issues. Additions to the plan may be made as events unfold in 1999.

    INCOME TAXES. The Company's effective tax rate was 41.3% for the quarter ended June 30, 1999 compared to 41.4% in the same period of the prior year. For the six months ended June 30, 1999, the effective tax rate was 41.2% compared to 41.1% in the same period of the prior year.

    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 1999, federal funds sold averaged $3.9 million, or 2.3% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

    At June 30, 1999, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $39.6 million, or 22.7% of total assets. This represented all available liquid assets, excluding other assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At June 30, 1999, the loan-to-deposit ratio was 80.5% as compared to 71.7% at December 31, 1998.

    Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At June 30, 1999, this ratio was 7.8% as compared to 3.1% at December 31, 1998.

    As of June 30, 1999, the Company had no material commitments that were expected to adversely impact liquidity.

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

    The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of June 30, 1999, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

June 30, 1999                                             After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $ 8,650                                    $  8,650
  Interest-bearing deposits
    with other banks                 $   196  $     90                       286
  Investment securities           33     544     3,010  $17,114 $ 5,074   25,775
Loans, gross of allowance
    for possible losses       65,693   2,093     3,848   38,824  17,483  127,941
      Total                   74,376   2,833     6,948   55,938  22,557  162,652

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        42,249   52,357           94,606
  Time deposits, $100,000
    or more                   7,697    2,534     2,534      400           13,165
  Savings and other
    time deposits             3,163      778     4,089    2,949           10,979
  Other borrowings              750                                          750
      Total                  11,610    3,312    48,872   55,706         $119,500
Period GAP                  $62,766  $  (479) $(41,924) $   232 $22,557
Cumulative GAP              $62,766  $62,287  $ 20,363  $20,595 $43,152
Interest Sensitivity
  GAP Ratio                   84.39%  (16.91%) (603.40%)   0.41% 100.00%
Cumulative Interest
  Sensitivity                 84.39%   80.67%    24.20%   14.70%  26.53%

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

                       Six Months Ended        Six Months Ended
                         June 30, 1998           June 30, 1999

                            8.44%                   7.87%

In March 1999, the Board of Directors authorized the Company to repurchase $2,000,000 of the Company's common stock. This authorization was in addition to the $1,000,000 authorized pursuant to repurchase programs announced in 1994 and 1998. As of February 1999, the Company had repurchased the maximum amount authorized under the 1994 and 1998 repurchase programs. The 1999 repurchase program authorizes the Company to repurchase and retire up to $2,000,000 of its common stock in open market and private transactions during the next five years. As of June 30, 1999, 61,719 shares had been repurchased under the 1999 program.

    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 1999, the Company's total capital was 10.57% and its Tier 1 capital ratio was 9.64%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 1999, the Company's leverage ratio was 7.89%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

       None


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       In January 1999 the Company adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from certain takeover tactics and takeover bids that are not fair to all shareholders. The plan limits or qualifies the rights of holders of the Company's common stock who may wish to acquire shares in excess of the trigger amount under the plan. A Rights Agreement was filed with the SEC on Form 8-A12G on January 25, 1999.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

       None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of the Company was held on May 19, 1999. A quorum was established with the presence of 1,178,965 shares out of 2,011,858 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - Election of Directors - The following persons were elected as directors:

                                      Name Votes For            Votes Withheld

John Cavallucci                       1,178,710                 255
Charles O. Hall                       1,178,710                 255
Timothy J. Jorstad                    1,178,710                 255
Catherine H. Munson                   1,178,710                 255
Gary T. Ragghianti                    1,178,710                 255
Michael J. Smith                      1,178,710                 255
Edward P. Tarrant                     1,178,710                 255
Randall J. Verrue                     1,178,710                 255

Proposal 2. - Ratification of Independent Auditors - The firm of Deloitte & Touche LLP was ratified to serve as the Company's independent auditors for the fiscal year 1999. There were 1,175,992 votes cast for the proposal, 1,101 votes cast against the proposal, and 1,872 abstentions.

Proposal 3. - 1999 Stock Option Plan - The 1999 Stock Option Plan was approved. There were 1,148,349 votes cast for the proposal, 26,372 votes cast against the proposal, and 4,244 abstentions.


Item 5.  OTHER INFORMATION

       None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of  Exhibits:

(3)(a)     Restated Articles of Incorporation (incorporated by reference to the
           registrant's      Quarterly Report on Form 10-QSB for its quarter
           ended September 30, 1998).
(3)(b) By-laws (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832)).
(4) Rights Agreement (incorporated by reference from the registrant's Form 8-A12G filed with the SEC on January 25, 1999).
(10)(a)(1) Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832)).
(10)(a)(2) Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)    Leases
(10)(b)(1) San Rafael Office Lease  (incorporated by reference to Exhibit
           (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(2) South San Francisco Office Lease (incorporated by reference to
           Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(3) Hayward Office Lease (incorporated by reference to Exhibit (10)(b)(3)
           to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(4) Upland Office Lease (incorporated by reference to Exhibit (10)(b)(4)
           to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(5) San Francisco Office Lease (incorporated by reference to Exhibit
           (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997).
(10)(b)(6) Petaluma Office Lease (incorporated by reference to Exhibit
           (10)(b)(6) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998).
(27)       Financial Data Schedule


(b) Reports on Form 8-K.

      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)



Date:  August 12, 1999                /s/ Patrick E. Phelan
                                      Patrick E. Phelan
                                      Chief Financial Officer
                                      (Principal Accounting Officer and officer
                                      authorized to sign on behalf of the
                                      registrant)