Form 10QSB
period 1999-09-30
MCB FINANCIAL CORP
filed 1999-11-15
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

YES     X         NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 5, 1999

Class
Common stock, no par value                                     2,059,924


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                          December 31,  September 30,
                                                            1998           1999
ASSETS                                                               (Unaudited)
Cash and due from banks                                 $   8,804      $  15,184
Federal funds sold                                          3,200
     Total cash and cash equivalents                       12,004         15,184
Interest-bearing deposits with banks                          286            286
Investment securities available for sale at fair value     36,023         37,679
Investment securities held to maturity; fair values
     of $6,081 in 1998 and $2,002 in 1999                   6,055          2,000
Loans held for investment (net of allowance for possible
     credit losses of $1,117 in 1998 and $1,406 in 1999   109,958        129,683
Premises and equipment - net                                2,431          2,973
Accrued interest receivable                                 1,152            994
Deferred income taxes                                         547            855
Other assets                                                1,040          1,211
     Total assets                                       $ 169,496      $ 190,865

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                             $  38,788      $  46,195
        Interest-bearing:
           Transaction accounts                            92,491        102,587
           Time certificates, $100,000 and over            12,622         14,427
           Savings and other time deposits                 11,003         11,560
              Total interest-bearing deposits             116,116        128,574
              Total deposits                              154,904        174,769

     Other borrowings                                         356            750
     Accrued interest payable and other liabilities         1,154          1,402
              Total liabilities                           156,414        176,921


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued 2,094,031 shares in 1998 and 2,071,043
        shares in 1999, outstanding 2,088,466
        shares in 1998 and 2,071,043 in 1999                9,578        10,095
     Accumulated other comprehensive income                   191          (368)
     Retained earnings                                      3,313         4,217
        Total shareholders' equity                         13,082        13,944
Total liabilities and shareholders' equity              $ 169,496     $ 190,865

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended       For the Nine Months
In thousands,                           September 30,        Ended September 30,
except per share amounts             1998         1999         1998        1999
                                        (Unaudited)               (Unaudited)
INTEREST INCOME:
   Loans, including fees           $ 2,788      $ 3,336      $ 7,790     $ 9,365
   Federal funds sold                  154          185          370         274
   Investment securities               511          387        1,576       1,342
        Total interest income        3,453        3,908        9,736      10,981

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits         1,050          990        2,943       2,755
   Time certificates, $100,000
     and over                          173          167          492         472
   Other interest                        7            7           18          30
        Total interest expense       1,230        1,164        3,453       3,257

NET INTEREST INCOME                  2,223        2,744        6,283       7,724

PROVISION FOR POSSIBLE
   CREDIT LOSSES                        35          120           70         245

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES            2,188        2,624        6,213       7,479

OTHER INCOME:
   Gain on sale of loans                18            5          137          87
   Service fees on deposit
     accounts                          129          149          373         465
   Loan servicing fees                  11           14           32          40
   Gain (loss) on sale of investment
     securities - net                                                         12
   Other                                45           77          192         174
        Total other income             203          245          734         778

OTHER EXPENSES:
   Salaries and employee benefits      922        1,006        2,707       3,018
   Occupancy expense                   214          265          648         730
   Furniture and equipment expense      99          107          313         306
   Professional services               101           62          214         236
   Supplies                             66           67          215         201
   Promotional expenses                 57           58          247         226
   Data processing fees                 80           85          242         280
   Regulatory assessments               18           12           49          31
   Other                                97          119          340         311
        Total other expenses         1,654        1,781        4,975       5,339

INCOME BEFORE INCOME TAXES             737        1,088        1,972       2,918

INCOME TAX PROVISION                   299          448          807       1,202

NET INCOME                         $   438      $   640      $ 1,165     $ 1,716

BASIC EARNINGS PER SHARE            $ 0.20       $ 0.31       $ 0.54      $ 0.83
DILUTED EARNINGS PER SHARE          $ 0.19       $ 0.30       $ 0.50      $ 0.79

See notes to condensed consolidated financial statements


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Three Months Ended  Nine Months Ended
Dollar amounts in thousands                  September 30,      September 30,
                                           1998        1999     1998       1999
                                              (Unaudited)         (Unaudited)

Net income                                $ 438       $ 640   $1,165     $1,716
Other comprehensive income (loss)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during period, net of tax     422          18     439        (566)
    Reclassification adjustment for gains
      (losses) included in net income,
      net of tax                                                              7
Other comprehensive income (loss)           422          18     439        (559)

Comprehensive income                      $ 860       $ 658   $1,604     $1,157

See notes to condensed consolidated financial statements


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Nine Months
Dollar amounts in thousands                                 Ended September 30,
                                                           1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)
   Net income                                          $  1,165        $  1,716
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for possible credit losses                      70             245
   Depreciation and amortization                            347             372
   Gain on sale of investment securities, net                               (12)
   Change in deferred income taxes                                           89
   (Increase) decrease in accrued interest receivable      (104)            158
   Decrease (increase) in other assets                       (6)           (171)
   Increase in accrued interest payable and
     other liabilities                                      149             337
       Net cash provided by operating activities          1,621           2,734

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                               16,750           4,055
     Purchases                                           (2,055)
   Available for sale securities:
     Maturities                                           2,880           1,076
     Calls                                                1,000
     Purchases                                          (25,547)        (14,913)
     Sales                                                               11,183
   Net increase in loans held for investment            (16,805)        (19,970)
   Purchases of premises and equipment                     (257)           (873)
       Net cash used by investing activities            (24,034)        (19,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                      3,875           7,407
   Net increase in interest-bearing transaction,
     savings and other time deposits                     21,424          12,458
   Net increase in other borrowings                        (444)            394
   Cash dividends paid                                                      (19)
   Payment for fractional shares resulting
     from stock dividend                                                     (2)
   Proceeds from the exercise of stock options               90             282
   Purchases of common stock                                               (632)
       Net cash provided by financing activities         29,945          19,888

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,532           3,180

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   11,457          12,004

   End of period                                       $ 13,989        $ 15,184

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  3,497        $  3,312
   Income taxes                                             596        $  1,088

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock dividends paid on common stock                                $    867

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION - The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1998. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 1999 may not be indicative of operating results for the year ending December 31, 1999. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

In thousands                  Three months ended September 30,
                                          1998           1999
Basic shares                             2,181          2,068
Dilutive effect of stock options           149            101
Diluted shares                           2,330          2,169


                               Nine months ended September 30,
                                          1998           1999
Basic shares                             2,174          2,076
Dilutive effect of stock options           151             99
Diluted shares                           2,325          2,175


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1999 and the financial condition of the Company as of that date.

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


OVERVIEW
    EARNINGS SUMMARY. The Company reported net income of $640,000, or $0.31 per share basic and $0.30 per share diluted, for the third quarter of 1999. This compares to net income of $438,000, or $0.20 per share basic and $0.19 per share diluted, for the same period in 1998.

    For the nine months ended September 30, 1999, the Company reported net income of $1,716,000, or $0.83 per share basic and $0.79 per share diluted. This compares to net income of $1,165,000, or $0.54 per share basic and $0.50 per share diluted for the same period in 1998. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three and nine month periods ended September 30, 1999.

    Return on average assets and return on average equity for the third quarter of 1999 were 1.39% and 18.66%, respectively, as compared to 1.09% and 13.11%, respectively, for the same period of 1998. Return on average assets and return on average equity for the nine months ended September 30, 1999 were 1.32% and 17.06%, respectively, as compared to 1.02% and 12.17%, respectively, for the same period of 1998.


FINANCIAL CONDITION

    SUMMARY. Total assets of the Company increased by $21.4 million, or 12.6%, from the end of 1998 to reach $190.9 million at September 30, 1999.

    LOANS HELD FOR INVESTMENT. Net loans held for investment increased by $19.7 million, or 17.9%, during the first nine months of 1999 as demand for commercial real estate and construction loans continued to increase. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

Total Loans                                        December 31, September 30,
                                                          1998          1999
Commercial                                           $  22,504     $  20,999
Real estate:
   Commercial                                           72,605        78,312
   Construction                                          9,619        25,684
   Land                                                  2,592         2,782
Home equity                                              1,703         1,552
Loans to consumers and individuals                       2,085         1,879
       Total                                           111,108       131,208
Deferred loan fees                                         (33)         (119)
Allowance for possible credit losses                    (1,117)       (1,406)
    Total net loans                                  $ 109,958     $ 129,683

    In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $113.8 million, or 86.7% of the total portfolio as of September 30, 1999. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

    The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of September 30, 1999 the two largest industry concentrations within the loan portfolio were real estate and related services at 28.3% and the construction industry at 18.9% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

    As of September 30, 1999, the Company had nonperforming assets in the amount of $1,777,000, of which $1,737,000 represented three nonaccrual loans. Had these nonaccrual loans performed under their contractual terms, approximately $24,000 in additional interest income would have been recognized during 1999. Also, as of September 30, 1999, the Company had one loan 90 days or more past due and still accruing in the aggregate amount of $40,000. This loan is well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                       December 31,  September 30,
                                                  1998           1999

Nonaccrual loans                                 $ 563        $ 1,737
Loans 90 days or more past due and
  still accruing                                   404             40
Other real estate owned
                                                 $ 967        $ 1,777

As a percent of total loans                       0.87%          1.36%
As a percent of total assets                      0.57%          0.93%

    The increase in nonperforming assets was due to a loan in the amount of $1.7 million being placed on nonaccrual status during the third quarter of 1999. No specific allowance for possible credit losses was applied to this loan because it was adequately collateralized.

    At September 30, 1999, the Company had loans identified as impaired in the amount of $1,777,000. At September 30, 1999, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

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

    In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 1999 the APCL of $1,406,000, or 1.07% of total loans, was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                                  At and For    At and For the
                                              the Year Ended Nine Months Ended
                                                 December 31,     September 30,
                                                        1998              1999
Balances:
 Average loans during period                       $ 100,130         $ 121,934
 Loans at end of period                              111,075           131,089

 Allowance for Possible Credit Losses:
   Balance at beginning of period                      1,007             1,117
   Actual credit losses:
     Commercial                                           53                28
     Consumer
       Total                                              53                28
   Actual credit recoveries:
     Commercial                                            9                72
     Consumer                                              1
       Total                                              10                72
   Net credit losses (recoveries)                         43               (44)
   Provision charged to operating expenses               153               245
   Balance at end of period                         $  1,117          $  1,406

Ratios:
   Net credit losses (recoveries) to average loans      0.04%            (0.04%)
   Allowance for possible credit losses to loans
     at end of period                                   1.01%             1.07%
   Net credit losses (recoveries) to beginning of
     period allowance for credit losses                 4.27%            (3.94%)

    The Company provided $120,000 to the allowance for possible credit losses during the third quarter of 1999 as compared to $35,000 during the third quarter of 1998. For the nine months ended September 30, 1999, the Company provided $245,000 to the allowance for possible credit losses as compared to $70,000 during the same period of 1998. The provisions during the third quarter of 1999 and the nine months ended September 30, 1999 were recorded as a prudent measure, based upon growth in the loan portfolio.

    The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                                  December 31, 1998        September 30, 1999
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                   $   641     42.79%       $   904    48.48%
Real estate loans                      245     53.27%           260    46.74%
Consumer loans                          38      3.94%            41     4.78%
Not allocated                          193       N/A            201      N/A
     Total                         $ 1,117    100.00%       $ 1,406   100.00%

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


    INVESTMENTS. The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
September 30, 1999:        Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 2,000    $     2     $          $ 2,002    $ 2,000
Total held to maturity       2,000          2                  2,002      2,000

Available for sale securities:
  U.S. Treasury             25,017          3        (213)    24,807     24,807
  U.S. Government agencies  11,140                   (400)    10,740     10,740
  Mortgage-backed
    Securities                 196                     (6)       190        190
  Corporate securities       1,955                    (13)     1,942      1,942
Total available for sale    38,308          3        (632)    37,679     37,679
Total investment
  securities               $40,308    $     5     $  (632)   $39,681    $39,679


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


    DEPOSITS. Total consolidated deposits increased by $19.9 million, or 12.8%, during the nine months ended September 30, 1999.

    Rates paid on deposits decreased during the nine months ended September 30, 1999 contributing to the decrease in the cost of funds to 2.73% for the nine months ended September 30, 1999 as compared to 3.23% for the year ended December 31, 1998. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                          Year Ended         Nine Months Ended
                                       December 31, 1998    September 30, 1999
                                       Average    Average    Average   Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 31,371              $ 38,413
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     88,255      3.93%     95,603     3.40%
Savings deposits                         1,845      1.92%      2,230     1.89%
Time deposits, $100,000 and over        12,493      5.31%     13,004     4.85%
Other time deposits                      8,194      5.06%      8,662     4.41%
    Total interest-bearing             110,787      4.14%    119,499     3.60%

Total deposits                        $142,158      3.23%   $157,912     2.73%


    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):

                                         December 31,     September 30,
Time remaining to maturity                      1998              1999

Three months or less                        $  4,682          $  6,522
After three months to six months               3,620             2,603
After six months to one year                   3,620             4,545
After twelve months                              700               757
          Total                             $ 12,622          $ 14,427


RESULTS OF OPERATIONS
    NET INTEREST INCOME / NET INTEREST MARGIN. Net interest income for the quarter ended September 30, 1999 was $2,744,000, an increase of 23.4% over the net interest income of $2,223,000 during the same period of 1998. Net interest income for the nine months ended September 30, 1999 was $7,724,000, an increase of 22.9% over the net interest income of $6,283,000 during the same period of 1998. The increase in both periods was primarily due to the growth in average loans, largely due to economic conditions in the Company's market areas.

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                         For the quarter ended September 30,
                                            1998                   1999
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $ 11,382 $  154  5.41% $ 14,702 $  185  5.03%
Interest-bearing deposits
  with banks                           286      4  5.59%      286      4  5.59%
Investment securities               34,289    507  5.92%   27,782    383  5.51%
Loans                              104,605  2,788 10.66%  129,241  3,336 10.32%
Total earning assets               150,562  3,453  9.18%  172,011  3,908  9.09%
Total non-earning assets            10,890                 12,649
Total assets                      $161,452               $184,660

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 30,899               $ 42,035

Interest-bearing transaction
  accounts                          92,480 $  936  4.04%  101,140 $  879  3.48%
Time deposits, $100,000 or more     12,722    173  5.44%   14,181    167  4.71%
Savings and other time              10,168    114  4.48%   11,337    111  3.92%
  Total interest-bearing deposits  115,370  1,223  4.24%  126,658  1,157  3.65%
Other borrowings                       514      7  5.45%      593      7  4.72%
  Total interest-bearing
    Liabilities                    115,884  1,230  4.25%  127,251  1,164  3.66%
Other liabilities                    1,308                  1,645
Shareholders' equity                13,361                 13,729
Total liabilities
  and shareholders' equity        $161,452               $184,660

Net interest income                        $2,223                 $2,744
Net interest margin                                5.91%                  6.38%


                                      For the nine months ended September 30,
                                            1998                   1999
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  9,216 $  370  5.35% $  7,532 $  274  4.85%
Interest-bearing deposits
  with banks                           286     13  6.06%      286     11  5.13%
Investment securities               34,293  1,563  6.09%   32,195  1,331  5.52%
Loans                               97,396  7,790 10.66%  121,934  9,365 10.24%
Total earning assets               141,191  9,736  9.20%  161,947 10,981  9.04%
Total non-earning assets            10,810                 11,745
Total assets                      $152,001               $173,692

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 30,010               $ 38,413

Interest-bearing transaction
  accounts                          85,402  2,609  4.07%   95,603  2,437  3.40%
Time deposits, $100,000 or more     12,306    492  5.33%   13,004    472  4.84%
Savings and other time               9,837    334  4.53%   10,892    318  3.89%
  Total interest-bearing deposits  107,545  3,435  4.26%  119,499  3,227  3.60%
Other borrowings                       481     18  4.99%      881     30  4.54%
  Total interest-bearing
    Liabilities                    108,026  3,453  4.26%  120,380  3,257  3.61%
Other liabilities                    1,197                  1,482
Shareholders' equity                12,768                 13,417
Total liabilities
  and shareholders' equity        $152,001               $173,692

Net interest income                        $6,283                 $7,724
Net interest margin                                5.93%                  6.36%


    The net interest margin increased to 6.38% during the third quarter of 1999 from 5.91% in the same quarter of 1998. For the nine months ended September 30, 1999, the net interest margin increased to 6.36% from 5.93% during the same period of 1998. The increase in both periods was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the economic conditions in the Company's market areas.

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

                                   Quarter Ended         Nine Months Ended
                              September 30, 1998        September 30, 1998
                                     Compared to               Compared to
                                   Quarter Ended         Nine Months Ended
                              September 30, 1999        September 30, 1999
                                  Change in                 Change in
                                        Rate/                     Rate/
                           Volume Rate Volume Total  Volume Rate Volume  Total
Interest Income:
  Federal funds sold         $45  ($11)   ($3)  $31   ($67) ($35)   $6     ($96)
  Interest-bearing deposits
   with banks                  0     0      0     0      0    (2)    0       (2)
  Investment securities      (96)  (35)     7  (124)   (96) (145)    9     (232)
  Loans                      658   (89)   (21)  548  1,960  (308)  (77)   1,575
Total Interest Income        607  (135)   (17)  455  1,797  (490)  (62)   1,245

Interest Expense:
  Interest-bearing
   transaction accounts       86  (131)   (12)  (57)    310  (431)  (51)   (172)
  Time deposits,
   $100,000 or more           20   (23)    (3)   (6)     28   (45)   (3)    (20)
  Savings and other time      13   (14)    (2)   (3)     36   (47)   (5)    (16)
  Other borrowings             1    (1)     0     0      15    (2)   (1)     12
Total Interest Expense       120  (169)   (17)  (66)    389  (525)  (60)   (196)

Net Interest Income         $487   $34     $0   $521 $1,408   $35   ($2) $1,441


    NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                       Quarter Ended      Nine Months Ended
                                        September 30,        September 30,
Components of Noninterest Income      1998        1999     1998        1999
Gain on sale of loans               $   18      $    5    $ 137       $  87
Service fees on deposit accounts       129         149      373         465
Loan servicing fees                     11          14       32          40
Gain (loss) on sale of investment
  securities - net                                                       12
Other                                   45          77      192         174
   Total                            $  203      $  245    $ 734       $ 778

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                 0.04%       0.01%    0.12%       0.07%
Service fees on deposit accounts      0.32%       0.32%    0.32%       0.36%
Loan servicing fees                   0.03%       0.03%    0.03%       0.03%
Gain (loss) on sale of investment
  securities - net                                                     0.01%
Other                                 0.11%       0.17%    0.17%       0.13%
   Total                              0.50%       0.53%    0.64%       0.60%


    NONINTEREST EXPENSE. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                           Quarter Ended     Nine Months Ended
                                            September 30,       September 30,
Components of Noninterest Expense          1998      1999      1998      1999
Salaries and employee benefits          $   922   $ 1,006   $ 2,707   $ 3,018
Occupancy expense                           214       265       648       730
Furniture and equipment expense              99       107       313       306
Professional services                       101        62       214       236
Supplies                                     66        67       215       201
Promotional expenses                         57        58       247       226
Data processing fees                         80        85       242       280
Regulatory assessments                       18        12        49        31
Other                                        97       119       340       311
   Total                                $ 1,654   $ 1,781   $ 4,975   $ 5,339
Average full-time equivalent employees       56        57        55        56

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.28%     2.18%     2.37%     2.32%
Occupancy expense                          0.53%     0.57%     0.57%     0.56%
Furniture and equipment expense            0.25%     0.23%     0.27%     0.24%
Professional services                      0.25%     0.13%     0.19%     0.18%
Supplies                                   0.16%     0.15%     0.19%     0.15%
Promotional expenses                       0.14%     0.13%     0.22%     0.17%
Data processing fees                       0.20%     0.18%     0.21%     0.22%
Regulatory assessments                     0.04%     0.03%     0.04%     0.02%
Other                                      0.24%     0.26%     0.30%     0.24%
   Total                                   4.10%     3.86%     4.36%     4.10%

    Noninterest expense increased to $1.8 million during the third quarter of 1999 from $1.7 million during the same period of the prior year. For the nine months ended September 30, 1999, noninterest expense increased to $5.3 million from $5.0 million during the same period of the prior year.

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

ASSESSMENT. Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts. The Company's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Company's operations could be materially affected if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. For example, the Company depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Company. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect the Company. In response to this concern, the Company has identified and contacted those vendors who provide our mission-critical applications. The Company has received year 2000 compliance assurance from its primary mission-critical vendors.

TESTING. Updating and testing of the Company's mission-critical automated systems is complete. Testing of modified or new systems will continue as needed.

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

4. All companies with publicly traded stock, including the Company, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the new millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of MCB Financial Corporation or any other company.

5. The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water and telephone. To the extent access is interrupted due to the effects of year 2000 issues on these and other utilities, the operations of the Company could be disrupted. The Company has adopted a contingency plan for addressing this situation, to the extent possible, should it occur; however, normal operations could be seriously affected.

THE COMPANY'S CONTINGENCY PLANS. The Company has completed the development of a contingency plan related to year 2000 issues, including cash reserves, liquidity and operational issues. Additions to the plan may be made as events unfold in 1999.

    INCOME TAXES. The Company's effective tax rate was 41.2% for the quarter ended September 30, 1999 compared to 40.6% in the same period of the prior year. For the nine months ended September 30, 1999, the effective tax rate was 41.2% compared to 40.9% in the same period of the prior year.

    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 1999, federal funds sold averaged $7.5 million, or 4.3% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

    At September 30, 1999, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $45.3 million, or 23.7% of total assets. This represented all available liquid assets, excluding other assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At September 30, 1999, the loan-to-deposit ratio was 75.0% as compared to 71.7% at December 31, 1998.

    Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At September 30, 1999, this ratio was 11.6% as compared to 3.1% at December 31, 1998.

    As of September 30, 1999, the Company had no material commitments that were expected to adversely impact liquidity.

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

    The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of September 30, 1999, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

September 30, 1999                                        After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Interest-bearing deposits
    with other banks        $    196 $    90                            $    286
  Investment securities       17,131   3,006  $  2,001  $13,098 $ 5,072   40,308
  Loans, gross of allowance
    for possible losses       69,747   1,684     3,062   39,490  17,106  131,089
      Total                   87,074   4,780     5,063   52,588  22,178  171,683

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        45,043   57,544          102,587
  Time deposits, $100,000
    or more                   6,522    2,603     4,545      757           14,427
  Savings and other
    time deposits             5,755      865     2,391    2,549           11,560
  Other borrowings              750                                          750
      Total                  13,027    3,468    51,979   60,850         $129,324
Period GAP                  $74,047  $ 1,312  $(46,916) $(8,262)$22,178
Cumulative GAP              $74,047  $75,359  $ 28,443  $20,181 $42,359
Interest Sensitivity
  GAP Ratio                   85.04%   27.45%  (926.64%) (15.71%)100.00%
Cumulative Interest
  Sensitivity                 85.04%   82.04%    29.35%   13.50%  24.67%

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

                       Nine Months Ended       Nine Months Ended
                       September 30, 1998      September 30, 1999

                            8.40%                   7.72%


    During the third quarter of 1999, the Company commenced the payment of a regular cash dividend. The regular cash dividends will be paid on a quarterly basis.

    In March 1999, the Board of Directors authorized the Company to repurchase $2,000,000 of the Company's common stock. This authorization was in addition to the $1,000,000 authorized pursuant to repurchase programs announced in 1994 and 1998. As of February 1999, the Company had repurchased the maximum amount authorized under the 1994 and 1998 repurchase programs. The 1999 repurchase program authorizes the Company to repurchase and retire up to $2,000,000 of its common stock in open market and private transactions during the next five years. As of September 30, 1999, 70,019 shares had been repurchased for a total of $584,988 under the 1999 program.

    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 1999, the Company's total capital was 11.03% and its Tier 1 capital ratio was 10.03%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 1999, the Company's leverage ratio was 7.55%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

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

None


Item 5.  OTHER INFORMATION

              None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of  Exhibits:

(3)(a) Restated Articles of Incorporation (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for its quarter ended September 30, 1998).
(3)(b) By-laws (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832)).
(4) Rights Agreement (incorporated by reference from the registrant's Form 8-A12G filed with the SEC on January 25, 1999).
(10)(a)(1) 1989 Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832)).
(10)(a)(2) Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(a)(3) 1999 Stock Option Plan (incorporated by reference from Exhibit A of the registrant's Proxy Statement on Schedule 14A filed with the SEC on April 27, 1999).
(10)(b)    Leases
(10)(b)(1) San Rafael Office Lease  (incorporated by reference to Exhibit
           (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(2) South San Francisco Office Lease (incorporated by reference to
           Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(3) Hayward Office Lease (incorporated by reference to Exhibit (10)(b)(3)
           to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(4) Upland Office Lease (incorporated by reference to Exhibit (10)(b)(4)
           to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(b)(5) San Francisco Office Lease (incorporated by reference to Exhibit
           (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997).
(10)(b)(6) Petaluma Office Lease (incorporated by reference to Exhibit 10)(b)(6)
           to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998).
(27)       Financial Data Schedule


(b) REPORTS ON FORM 8-K. The Company filed the following Current Reports on Form 8-K:

(i) A Current Report on Form 8-K filed with the SEC on September 15, 1999, pertaining to a press release announcing the commencement of a quarterly cash dividend and a five percent stock dividend.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)



Date: November 9, 1999             /s/ Patrick E. Phelan
                                   Patrick E. Phelan
                                   Chief Financial Officer
                                   (Principal Accounting Officer and officer
                                   authorized to sign on behalf of the
                                   registrant)