Form 10KSB
period 1999-12-31
MCB FINANCIAL CORP
filed 2000-03-29
CIK 902789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1999

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
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               1248 Fifth Avenue,
                          San Rafael, California 94901
                                 (415) 459-2265
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                         Preferred Stock Purchase Rights
                                (Title of class)

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

     The issuer's revenues for its most recent fiscal year were $16,014,000.

     At March 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $11,612,000. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the issuer were deemed to be shares of Common Stock held by affiliates.

     At March 20, 2000, the issuer had outstanding 2,030,181 shares of Common Stock, no par value, which is the issuer's only class of common stock.

                      Documents Incorporated by Reference:

     The information required to be furnished pursuant to Part III of this Form 10-KSB will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 17, 2000, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Description of Business............................................   1
         MCB Financial Corporation..........................................   1
         Metro Commerce Bank................................................   1
         Competition........................................................   2
         Insurance..........................................................   2
         Employees..........................................................   3
         Supervision and Regulation.........................................   3
Item 2.  Description of Property............................................   9
Item 3.  Legal Proceedings..................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders................   9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........  10
Item 6.  Management's Discussion and Analysis...............................  10
Item 7.  Financial Statements...............................................  22
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure...........................................  46

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act..................  46
Item 10. Executive Compensation.............................................  46
Item 11. Security Ownership of Certain Beneficial Owners and Management.....  46
Item 12. Certain Relationships and Related Transactions.....................  46
Item 13. Exhibits and Reports on Form 8-K...................................  46

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

Metro Commerce Bank

     The Bank is a California state-chartered commercial bank that is a member of the Federal Reserve System. The Bank was licensed by the Office of the Comptroller of the Currency ("Comptroller") on June 12, 1989, and commenced operations as a national banking association on December 8, 1989. On July 24, 1998, the Bank converted from a national banking association into a California State bank. The Bank is subject to primary supervision, examination and regulation by the State of California Department of Financial Institutions ("DFI") and the Federal Reserve Board ("FRB"). The Bank is also subject to certain federal laws and regulations, and the Bank is subject to applicable provisions of California law insofar as such provisions do not conflict with or are not preempted by federal banking laws. The deposits of the Bank are insured under the Federal Deposit Insurance Act up to the applicable limits thereof. The Bank is a wholly-owned subsidiary of the Company and presently has no subsidiaries or other affiliates.

     The Bank is engaged in substantially all of the business operations customarily conducted by independent commercial banks in California. The Bank's banking services include of checking and savings deposits, and the making of commercial, construction, mortgage, real estate, small business administration, home equity and other installment loans and term extensions of credit. The Bank also offers travelers' checks, notary public and other customary bank services to its customers. The Bank is not a credit card issuing bank; however, it offers Visa cards through one of its correspondent banks.

     The Bank operated began a Small Business Administration ("SBA") Loan Division. The SBA is an agency of the U.S. Government that offers guaranteed loan programs for small businesses which might not otherwise qualify for standard bank credit. The SBA Loan Division offers various business loan programs secured by both residential and commercial real estate and business property. The Bank primarily sells the guaranteed portion of SBA loans in the secondary market to private investors. Loan fundings through this division began during the first quarter of 1995.

     The Bank does not operate a trust department; however, it has arranged with a correspondent institution to offer trust services to the Bank's customers upon request. The Bank also does not offer international banking services although such services are offered indirectly through correspondent institutions.

     Currently, the Bank conducts its business operations through its head office located in San Rafael, California, and through its five branch office locations in San Francisco, South San Francisco, Hayward, Petaluma and Upland, California. An application to establish the branch in San Francisco was approved by the Comptroller on December 10, 1997. This office opened January 8, 1998. An application to establish a branch office in Petaluma was approved by the DFI on November 10, 1998 and by the FRB on January 19, 1999. The Petaluma office opened in June 1999. An application to relocate the San Francisco office from 353 Sacramento Street, San Francisco, CA 94111 to 650 Townsend Street, San Francisco, CA 94103 was approved by the DFI on October 5, 1999 and by the FRB on November 5, 1999. The relocated San Francisco office is scheduled to open during the second quarter of 2000.

     The Bank's primary service area is central Marin County along with the cities of San Francisco, South San Francisco, Hayward, Petaluma and Upland. Most of the Bank's loans and deposits originate from small and medium sized businesses and professionals located within the Bank's primary service areas.

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

Insurance

     The Company and the Bank maintain insurance at levels deemed adequate by its Board of Directors to protect against certain business risks, operational losses, and property damage. In accordance with rulings promulgated by the DFI and pursuant to the Company's and the Bank's Articles of Incorporation and certain contractual obligations, the officers and directors are entitled to indemnification, under certain circumstances, for certain expenses, liabilities and losses including, but not limited to, costs of defense, settlements and judgments rendered against them. However, indemnification is not authorized when a supervisory action results in a final order assessing civil money penalties or when a supervisory action requires affirmative action in the form of payments by an individual to the Bank. The Company and the Bank maintain directors and officers liability insurance to cover certain costs of indemnification.

Employees

     Except for its officers, the Company has no full-time or part-time employees. It is anticipated that the Company will rely on its officers and will utilize the employees of the Bank until it becomes actively engaged in additional business activities. The Company reimburses the Bank a fair and reasonable amount for all services furnished to it.

     As of December 31, 1999, the Bank had a total of 58 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory.

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

     The FRB has the authority to examine the Company periodically. In 1997, the FRB adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. Under this policy, examinations focus on whether the Company has systems in place to manage the risks inherent in its business. In analyzing risk, the FRB looks at the financial condition of the Company and the Bank, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities.

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

     A California corporation such as the Company may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio translates into a minimum capital ratio of 20 percent, most bank holding companies, including the Company based on its current capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

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

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:

     * Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     * Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     *    Broadens  the  activities  that may be  conducted  by national  banks,
banking   subsidiaries   of  bank  holding   companies,   and  their   financial
subsidiaries;

     * Provides an enhanced framework for protecting the privacy of consumer information;

     *    Adopts  a  number  of  provisions   related  to  the   capitalization,
membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     * Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

     * Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the Company has at least a "satisfactory" CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company. The Company's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

     The Financial Services Modernization Act provides that designated federal regulatory agencies, including the FDIC, the FRB, the OCC and the Securities and Exchange Commission, are to publish regulations to implement certain provisions of the Act. In February 2000 these agencies cooperated in the release of proposed rules that would establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The FDIC's proposed rule, which would establish privacy standards to be followed by state nonmember bank such as the Banks, would require a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties by "opting out" of that disclosure.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, HBC, HBEB and HBSV will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.

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

Supervision and Examination

     Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary Federal regulator is the FRB. The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") places limits on brokered deposits and extends the limits to any bank that is not "well capitalized" or is notified that it is in "troubled condition." A well-capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed below) may still accept brokered deposits without restriction, unless it has been informed by its appropriate Federal regulatory agency that it is in "troubled condition." All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on such deposits may not exceed the rate paid for deposits in the bank's normal market area, or the national rate as determined in the FDIC's regulation.

Risk-Based Deposit Insurance Assessments

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

     Subject to certain limitations, California law permits California state-chartered banks to invest in the stock and equity securities of other corporations, to engage directly in or invest directly in subsidiaries which conduct real estate related activities (including property management and real estate appraisal), and to participate in management consulting and data processing services for third parties. FDICIA limits the powers, including investment authority and subsidiaries, of state banks to those activities that are either permitted to national banks, or activities that the FDIC finds do not pose a significant risk to the deposit insurance fund. In November 1998, the FDIC announced it would make it easier for well run state banks to engage in real estate and securities underwriting, if permitted by state law. State banks are now required to file notice of intention to engage in such activities.

Capital Standards

     The FRB and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with high credit risk, such as commercial loans. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See Notes to Consolidated Financial Statements for the capital ratios of the Company and the Bank at December 31, 1999.

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

     The power of the Board of Directors of the Bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. See the Notes to Consolidated Financial Statements for the amount of funds the Bank had available for the payment of dividends at December 31, 1999.

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

Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1999, the Company and the Bank exceeded the required ratios for classification as "well capitalized".

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

     The Economic Growth Act includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 by adding a new section which specifies the actions a lender may take with respect to lending and foreclosure activities without incurring environmental clean-up liability or responsibility. Under the new section typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections conducted in connection with lending transactions will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as the lender merely maintains the property and moves to divest it at the earliest possible time.

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

     The extent of the protection provided by both the federal and state lender protection statutes will depend on the interpretation of those statutes by administrative agencies and courts, and the Bank cannot predict whether it will be adequately protected for the types of loans made by the Bank.

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

     Expansion in Credit Union Membership. In 1999 a broad rule was adopted by the National Credit Union Administration ("NCUA") relaxing the limits on credit union membership. The NCUA will now approve credit unions with memberships of more than 300,000 residents with proof that they function as a community. The effect is to substantially expand the limits on credit union membership and to make credit unions, as tax exempt entities serving credit needs of large communities, more competitive to banks. Litigation attacking the new rule is pending.

     The Office of Thrift Supervision ("OTS") Expansion of Charters to Insurance Industry. In recent years the OTS granted a number of charters for insurance companies to operate a thrift or savings and loan subsidiary. These new charters to the insurance industry are expected to result in yet more competition for banks.

     It is not known to what extent the pending proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

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

     The Bank leases the land and the buildings at which its office facilities are located. The Bank has six full-service banking offices. The head office of the Bank is located at 1248 Fifth Avenue, San Rafael, California and consists of approximately 10,000 square feet of office space. The Bank occupies the premises for its head office under a lease which will expire in June 2014, with two five-year options to renew.

     The Bank's five branch offices in San Francisco, South San Francisco, Hayward, Upland and Petaluma, California occupy approximately 2,015, 12,300, 14,000, 5,000 and 4,635 square feet, respectively, under leases that expire at various dates through the year 2009. In the second quarter of 2000, the Company expects to relocate its San Francisco branch office. The Bank's lease for the new San Francisco location is scheduled to commence June 1, 2000. The lease covers 3,570 square feet and expires in 2010.

     The Bank believes that its existing facilities are adequate for its current needs and anticipated growth.

Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceeding and is unaware of any proceeding being contemplated against it by any governmental authority.

     There are various legal actions pending against the Company and the Bank arising from the normal course of business. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During most of 1999, the Company's common stock traded on the OTC Bulletin Board under the symbol MCBF. On December 28, 1999, the Company's common stock began trading on the American Stock Exchange under the symbol MCB. The Company's stock transfer agent is U.S. Stock Transfer Corporation. There were approximately 700 shareholders as of December 31, 1999. The following high and low stock prices reflect inter-dealer prices which may not include retail markups, markdowns, or commissions. Prices are adjusted to reflect stock dividends and stock splits.

                            1998      Cash Dividend      1999      Cash Dividend
                       High      Low    Declared    High      Low     Declared
                      ------    -----   --------   ------    -----    --------
First quarter         $10.32    $7.62              $ 9.05    $7.14
Second quarter         12.70    10.08                7.98     6.55
Third quarter          11.75     7.38                9.25     6.67      $0.01
Fourth quarter          9.52     7.74               11.75     8.50       0.01

Item 6. Management's Discussion and Analysis.

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

OVERVIEW

Earnings Summary. The Company reported net income of $2,333,000, or $1.12 per share basic and $1.07 per share diluted, for 1999 compared to net income of $1,621,000, or $0.75 per share basic and $0.70 per share diluted, in 1998 and net income of 1,350,000, or $0.64 per share basic and $0.61 per share diluted, in 1997.

Return on average assets for 1999 was 1.30% compared to 1.03% in 1998 and 0.97% in 1997. Return on average equity for 1999 was 17.12% compared to 12.61% in 1998 and 12.22% in 1997.

FINANCIAL CONDITION

Summary. Assets increased by 15.7% during 1999 versus 21.2% and 6.4% in 1998 and 1997, respectively. The increase in assets during 1999 resulted primarily from growth in existing operations, largely due to the continuation of favorable economic conditions in the Company's market areas.

Loans. Loans held for investment increased by $26.5 million, or 24.1% in 1999, as compared to an increase of $22.8 million, or 26.1%, during 1998. Strong demand for commercial real estate and construction loans resulted in the loan growth for 1999.

In the normal practice of extending credit, the Bank accepts real estate collateral on loans that have primary sources of repayment from commercial operations. Loans secured by real estate totaled $113.9 million, or 82.5% of all loans, at December 31, 1999 versus $92.6 million, or 83.3% of all loans, a year earlier. Due to the Bank's limited marketing area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. Management believes that its prudent underwriting standards for real estate secured lending provide an adequate safeguard against changing real estate prices.

The Bank focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, and accordingly, yields on these loans are typically higher than those on other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than on other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Bank's loan portfolio. As of December 31, 1999, the two largest industry concentrations within the loan portfolio were real estate and related services at 28.6% and the business/personal service industry at 20.5% of the portfolio. Because credit concentrations increase portfolio risk, the Bank places significant emphasis on the purpose of each loan and the related sources of repayment.

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

As of December 31, 1999 the Company had nonperforming assets in the amount of $1,747,000, of which $1,707,000 represented two nonaccrual loans. Had these nonaccrual loans performed under their contractual terms approximately $66,000 in additional interest income would have been recognized during 1999. Also, as of December 31, 1999, the Company had one loan 90 days or more past due and still accruing in the amount of $40,000. This loan is well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                                 December 31,   December 31,
                                                         1998           1999
                                                        ------         ------
Nonaccrual loans                                        $  563         $1,707
Loans 90 days or more past due and still accruing          404             40
Other real estate owned
                                                        ------         ------
                                                        $  967         $1,747
                                                        ======         ======
As a percent of total loans                               0.87%          1.27%
As a percent of total assets                              0.57%          0.89%

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

In determining the adequacy of its APCL, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. The APCL totaled $1,492,000, or 1.08% of total loans, as of December 31, 1999 versus $1,117,000 or 1.01% of total loans, a year earlier. In both periods, the APCL was determined to be an adequate allowance against foreseeable future losses. Note 3 to the consolidated financial statements provides a summary of the activity in the APCL for the three years ended December 31, 1999.

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

              Analysis of the Allowance for Possible Credit Losses

                                                                      1998       1999
                                                                    --------   --------
                                                                   (Dollars in thousands)
Allowance for loan losses:
Beginning balance                                                   $  1,007   $  1,117
                                                                    --------   --------
Provision for loan losses                                                153        365
Charge-offs:
   Commercial                                                             53         62
   Consumer
                                                                    --------   --------
      Total charge-offs                                                   53         62
                                                                    --------   --------
Recoveries:
   Commercial                                                              9         72
   Consumer                                                                1
                                                                    --------   --------
      Total recoveries                                                    10         72
                                                                    --------   --------
Net charge-offs (recoveries)                                              43        (10)
                                                                    --------   --------
Ending balance                                                      $  1,117   $  1,492
                                                                    ========   ========
Loans outstanding at December 31                                    $111,075   $137,966
Average loans outstanding during period ended December 31           $100,130   $125,035

Ratios:
Allowance to loans at end of period                                    1.01%      1.08%
Net charge-offs (recoveries) to average loans during period            0.04%     -0.01%
Net charge-offs (recoveries) to allowance at beginning of period       4.27%     -0.90%

The following table sets forth the allocation of the allowance for possible credit losses as of the dates indicated:

             Allocation of the Allowance for Possible Credit Losses

                                    1998                        1999
                         --------------------------   --------------------------
                                         Percent of                  Percent of
                                           Loans                        Loans
                           Allowance      in Each       Allowance      in Each
                         for Possible   Category to   for Possible   Category to
                         Credit Losses  Total Loans   Credit Losses  Total Loans
                         -------------  -----------   -------------  -----------
                                           (Dollars in thousands)
Commercial                  $  641          42.79%        $  904        47.87%
Real Estate                    245          53.27            260        48.98
Consumer                        38           3.94             30         3.15
Not Allocated                  193            N/A            298          N/A
                            ------         ------         ------       ------
          Total             $1,117         100.00%        $1,492       100.00%
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

Investments. Total investment securities decreased by $5,960,000, or 14.2% in 1999, as compared to an increase of $6,522,000, or 18.3% in 1998. In 1999, investment securities held to maturity decreased $4.1 million due to calls of the Company's callable bonds. Investment securities available for sale decreased $1.9 million as the Company used the proceeds on sales and maturities to fund loan growth during the year. At December 31, 1999, $2.0 million, or 5.5% of the Company's investment securities were invested in callable government agency debentures compared to $6.1 million, or 14.4% at December 31, 1998. These securities offer above market yields, but may be called if interest rates fall below certain levels. If these securities are called, the Company may not be able to reinvest the proceeds to obtain the same yield.

Deposits. Total deposits increased by $24.9 million, or 16.1%, during 1999 as compared to an increase of $28.8 million, or 22.8%, during 1998. The increase in 1999 was primarily the result of growth in existing operations, largely due to improved economic conditions in the Company's market areas. The Company's cost of funds declined to 2.73% during 1999 from 3.23% during 1998 as the Company's rates paid on deposits in 1999 decreased from the rates paid in 1998 in response to the decline in overall interest rates year over year. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                                         For the Years Ended December 31,
                                           ------------------------------------------------------------
                                                  1997                 1998                 1999
                                           ------------------   ------------------   ------------------
                                           Average    Average   Average    Average   Average    Average
                                           Balance      Rate    Balance      Rate    Balance      Rate
                                           --------   -------   --------   -------   --------   -------
Noninterest-bearing demand deposits        $ 27,019             $ 31,371             $ 40,290

Interest-bearing transaction deposits
 (includes money market deposit accounts)    78,521     4.10%     88,255     3.93%     98,954     3.42%
Savings deposits                              1,928     1.93%      1,845     1.92%      2,259     1.90%
Time deposits, $100,000 and over             10,214     5.42%     12,493     5.31%     13,477     4.85%
Other time deposits                           8,080     5.13%      8,194     5.06%      8,816     4.41%
                                           --------             --------             --------
    Total interest-bearing                   98,743     4.28%    110,787     4.14%    123,506     3.62%
                                           --------             --------             --------
Total deposits                             $125,762     3.36%   $142,158     3.23%   $163,796     2.73%
                                           ========             ========             ========

RESULTS OF OPERATIONS

Net Interest Income / Net Interest Margin. Net interest income increased by $1,921,000, or 22.4%, during 1999 to reach $10.5 million. This compares to net interest income of $8.6 million in 1998 and $7.2 million in 1997. The increase in 1999 was primarily due to the growth in average loans, largely due to the continuation of favorable economic conditions in the Company's market areas.

The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities; and the net interest margin for the periods indicated (dollar amounts in thousands):

                                                                For the Years Ended December 31,
                                         --------------------------------------------------------------------------------
                                                   1997                        1998                        1999
                                         ------------------------    ------------------------    ------------------------
                                         Average                     Average                     Average
                                         Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                                         --------   ------  -----    --------   ------  -----    --------  -------  -----
ASSETS
Federal funds sold                       $  6,613   $  356   5.38%   $  9,005   $  473   5.25%   $ 10,775  $   544   5.05%
Interest-bearing deposits with banks          348       21   6.03%        286       17   5.94%        286       15   5.24%
Investment securities                      38,797    2,485   6.41%     36,431    2,156   5.93%     31,475    1,732   5.51%
Mortgage loans                                 66        5   7.58%
Loans                                      82,893    8,633  10.41%    100,130   10,559  10.55%    125,035   12,735  10.19%
                                         --------------------------------------------------------------------------------
Total Earning Assets                      128,717   11,500   8.94%    145,852   13,205   9.06%    167,571   15,026   8.97%
Total Non-earning Assets                    9,958                      10,894                      12,127
                                         --------                    --------                    --------
Total Assets                             $138,675                    $156,746                    $179,698
                                         ========                    ========                    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                          $ 27,019                    $ 31,371                    $ 40,290

Interest-bearing transaction accounts      78,521    3,219   4.10%     88,255    3,472   3.93%     98,954    3,388   3.42%
Time deposits, $100,000 or more            10,214      554   5.42%     12,493      664   5.31%     13,477      653   4.85%
Savings and other time                     10,009      452   4.52%     10,039      450   4.48%     11,075      432   3.90%
                                         --------------------------------------------------------------------------------
     Total interest-bearing deposits       98,744    4,225   4.28%    110,787    4,586   4.14%    123,506    4,473   3.62%
                                         --------------------------------------------------------------------------------
Other borrowings                              591       28   4.74%        495       24   4.85%        793       37   4.67%
                                         --------------------------------------------------------------------------------
     Total interest-bearing liabilities    99,335    4,253   4.28%    111,282    4,610   4.14%    124,299    4,510   3.63%
Other liabilities                           1,278                       1,243                       1,483
Shareholders' equity                       11,043                      12,850                      13,626
Total Liabilities
                                         --------                    --------                    --------
     and Shareholders' Equity            $138,675                    $156,746                    $179,698
                                         ========                    ========                    ========

                                                    ------                      -------                    -------
Net interest income                                 $7,247                      $8,595                     $10,516
                                                    ======                      =======                    =======

Net interest margin                                          5.63%                       5.89%                       6.28%

The Company's net interest margin (net interest income divided by average earning assets) increased to 6.28% during 1999. This compared to 5.89% in 1998 and 5.63% in 1997. The increases were primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the continuation of favorable economic conditions in the Company's market areas.

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

                                               1998 Compared to 1997                1999 Compared to 1998
                                             Increase (decrease) due to           Increase (decrease) due to
                                         -----------------------------------------------------------------------
                                                             Rate/                                Rate/
                                         Volume     Rate    Volume    Total    Volume    Rate    Volume   Total
                                         -----------------------------------------------------------------------
Interest Income:
   Federal funds sold                    $  129     $ (9)    $ (3)   $  117    $   93    $(18)    $ (4)   $   71
   Interest-bearing deposits with banks      (4)       0        0        (4)        0      (2)       0        (2)
   Investment securities                   (152)    (188)      11      (329)     (292)   (153)      21      (424)
   Mortgage loans held for sale              (5)      (5)       5        (5)
   Loans                                  1,788      114       24     1,926     2,626    (360)     (90)    2,176
                                         -----------------------------------------------------------------------
Total Interest Income                     1,756      (88)      37     1,705     2,427    (533)     (73)    1,821
                                         -----------------------------------------------------------------------

Interest Expense:
   Interest-bearing transaction accounts    403     (133)     (17)      253       421    (450)     (55)      (84)
   Time deposits, $100,000 or more          124      (11)      (3)      110        52     (58)      (5)      (11)
   Savings and other time                     1       (3)       0        (2)       46     (58)      (6)      (18)
   Other borrowings                          (5)       1        0        (4)       15      (1)      (1)       13
                                         -----------------------------------------------------------------------
Total Interest Expense                      523     (146)     (20)      357       534    (567)     (67)     (100)
                                         -----------------------------------------------------------------------

Net Interest Income                      $1,233     $ 58     $ 57    $1,348    $1,893    $ 34     $ (6)   $1,921
                                         =======================================================================

Provision for Possible Credit Losses. The Company provided $365,000 to the APCL during 1999 compared to $153,000 in 1998 and $120,000 in 1997. The provisions during these periods were recorded primarily due to growth in the loan portfolio. Net credit recoveries were $10,000 in 1999, compared to net credit losses of $43,000 in 1998 and $57,000 in 1997.

Noninterest Income. The following table summarizes noninterest income for the years 1997, 1998 and 1999 and expresses these amounts as a percentage of average assets (dollar amounts in thousands):

                                                     Years Ended December 31,
                                                   -----------------------------
Components of Noninterest Income                    1997       1998       1999
--------------------------------                   -------    -------    -------
Gain on sale of mortgage loans                     $    13
Gain on sale of SBA loans                              133    $   151    $    87
Service fees on deposit accounts                       494        522        610
Loan servicing fees                                     34         45         53
Gain on sale of investment securities                              53         13
Other income                                           165        238        225
                                                   -------    -------    -------
    Total                                          $   839    $ 1,009    $   988
                                                   =======    =======    =======

As a Percentage of Average Assets
---------------------------------
Gain on sale of mortgage loans                       0.01%
Gain on sale of SBA loans                            0.10%      0.10%      0.05%
Service fees on deposit accounts                     0.36%      0.33%      0.34%
Loan servicing fees                                  0.02%      0.03%      0.03%
Gain on sale of investment securities                           0.03%      0.01%
Other income                                         0.12%      0.15%      0.12%
                                                   ------     ------     ------
    Total                                            0.61%      0.64%      0.55%
                                                   ======     ======     ======

Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the years 1997, 1998 and 1999 (dollar amounts in thousands):

                                                    Years Ended December 31,
                                                   ---------------------------
Components of Noninterest Expense                    1997      1998      1999
---------------------------------                  -------   -------   -------
Salaries and employee benefits                     $ 3,011   $ 3,646   $ 4,069
Occupancy expense                                      774       864       983
Furniture and equipment expense                        322       414       414
Professional services                                  365       310       300
Supplies                                               212       294       272
Promotional                                            202       361       293
Data processing                                        354       323       369
Regulatory assessments                                  61        58        41
Other                                                  372       433       428
                                                   -------   -------   -------
    Total                                          $ 5,673   $ 6,703   $ 7,169
                                                   =======   =======   =======
Average full-time equivalent staff                      49        55        56

As a Percentage of Average Assets
---------------------------------
Salaries and employee benefits                       2.17%     2.32%     2.26%
Occupancy expense                                    0.56%     0.55%     0.55%
Furniture and equipment expense                      0.23%     0.26%     0.23%
Professional services                                0.26%     0.20%     0.17%
Supplies                                             0.15%     0.19%     0.15%
Promotional                                          0.15%     0.23%     0.16%
Data processing                                      0.26%     0.21%     0.20%
Regulatory assessments                               0.04%     0.04%     0.02%
Other                                                0.27%     0.28%     0.24%
                                                   -------   -------   -------
    Total                                            4.09%     4.28%     3.99%
                                                   =======   =======   =======

Noninterest expense increased to $7.2 million during 1999 compared to $6.7 million during 1998. In June, 1999, the Company opened a branch office in Petaluma which contributed to the increase in noninterest expense during 1999.

Year 2000 Data Processing Issues

The Company and the Bank previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institution Examination Council. Management believes the Company has completed all of the activities within their control to ensure that systems are Year 2000 compliant.

The Company and the Bank have not experienced any material disruptions due to the start of the Year 2000 of the internal computer systems or software applications nor have they experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there does not appear to be any material business risk posed by any such non-compliance.

Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of the Company will not have a material adverse impact on the Company.

Income Taxes. The Company's effective tax rate was 41.2% in 1999 compared to 41.0% in 1998 and 41.1% in 1997. Note 6 to the consolidated financial statements provides a reconciliation of the statutory tax rates to the effective tax rate for each period.

Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and increases in other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During 1999, federal funds sold averaged $10.8 million, or 6.0% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

As of December 31, 1999, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $40.6 million, or 20.7% of total assets. This represented the total amount of liquid assets available for sale and/or available to secure the Company's lines of credit.

Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. As of December 31, 1999, the loan-to-deposit ratio was 76.7% compared to 71.7% a year earlier.

Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. As of December 31, 1999, this ratio was 15.2% as compared 3.1% a year earlier.

As of December 31, 1999 the Company had no material commitments that were expected to adversely impact liquidity.

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

     The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

December 31, 1999                                              Over 90     Over 180     After One      After
                                                   90 days     days to      days to      Year to       Five
                                                   or less     180 days    365 days     Five Years     Years       Total
                                                  ---------   ---------    ---------    ---------    ---------   ---------
Earning Assets (Rate Sensitive):
   Federal funds sold                             $  10,400                                                      $  10,400
   Interest-bearing deposits with other banks            90                $     196                                   286
   Investment securities                             16,852                    2,001    $  13,082    $   5,069      37,004
   Loans, gross of allowance for possible losses     71,539   $   3,658          967       44,944       16,989     138,097
                                                  ---------   ---------    ---------    ---------    ---------   ---------
     Total                                           98,881       3,658        3,164       58,026       22,058     185,787
                                                  ---------   ---------    ---------    ---------    ---------   ---------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing transaction deposits                                      49,796       62,946                  112,742
   Time deposits, $100,000 or more                    5,719       3,229        4,766          757                   14,471
   Savings and other time deposits                    3,783       1,292        3,501        2,984                   11,560
   Other borrowings                                     750                                                            750
                                                  ---------   ---------    ---------    ---------    ---------   ---------
     Total                                           10,252       4,521       58,063       66,687                  139,523
                                                  ---------   ---------    ---------    ---------    ---------   ---------
Period GAP                                        $  88,629   $    (863)   $ (54,899)   $  (8,661)   $  22,058
                                                  =========   =========    =========    =========    =========
Cumulative GAP                                    $  88,629   $  87,766    $  32,867    $  24,206    $  46,264
                                                  =========   =========    =========    =========    =========
Interest Sensitivity GAP Ratio                        89.63%     (23.59%)   (1735.11%)     (14.93%)     100.00%
                                                  =========   =========    =========    =========    =========
Cumulative Interest Sensitivity                       89.63%      85.59%       31.09%       14.78%       24.90%
                                                  =========   =========    =========    =========    =========

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

The maturities and weighted average yields of investment securities are presented in the following table:

Maturities of Investment Securities at December 31, 1999 (At amortized cost)

                                                 After 1 Year     After 5 Years
                              Within 1 Year     Within 5 Years   Within 10 Years         Total
                             ----------------------------------------------------------------------
(Dollars in thousands)        Amount   Yield    Amount   Yield    Amount   Yield     Amount   Yield
U.S. Treasury and other
  U.S. government agencies   $16,853   5.26%   $13,132   5.31%    $5,069   5.58%    $35,054   5.32%
Corporate securities                             1,950   6.32%                        1,950   6.32%
                             ----------------------------------------------------------------------
   Total                     $16,853   5.26%   $15,082   5.44%    $5,069   5.58%    $37,004   5.38%
                             =====================================================================

Time Certificates, $100,000 and Over

     The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

Time remaining to maturity                                     December 31, 1999
                                                               -----------------
Three months or less                                               $  5,719
After three months to six months                                      3,229
After six months to one year                                          4,766
After twelve months                                                     757
                                                                   --------
          Total                                                    $ 14,471
                                                                   ========

Maturities of Loans at December 31, 1999

Time remaining to maturity              Fixed rate   Adjustable rate     Total
                                        ----------   ---------------    --------
One year or less                         $  7,268       $ 35,248       $ 42,516
After one year to five years               43,025         12,483         55,508
After five years                           16,989         23,084         40,073
                                         --------       --------       --------
    Total                                $ 67,282       $ 70,815       $138,097
                                         ========       ========       ========

As of December 31, 1999, the percentage of loans held for investment with fixed and floating interest rates was 49% and 51%, respectively.

The following table provides typical terms of maturity ranges offered by the Company for each loan category indicated:

Loan Category                            Typical Term in Years
                                         ---------------------
Commercial Loans                                1 to 3
Real Estate Loans:
  Commercial                                    5
  Construction                                  1
  Land                                          1
Home Equity                                     5
Loans to Consumers and Individuals              1 to 5

Capital Resources. The principal source of capital for the Company is and will continue to be the retention of operating profits. Total shareholders' equity was $14.4 million as of December 31, 1999 compared to $13.1 million a year earlier.

Shareholder Rights Plan

In January, 1999 the Company adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on February 8, 1999. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $37.00 upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board of Directors, each right enables its holder (other than the acquirer) to purchase the Preferred Stock at 50% of the market value. Further, in the event the Company is acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for common shares of the Company. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

The rights can be exercised and separate rights certificates distributed only if any of the following events occur: acquisition by a person of 10% or more of the Company's common shares; a tender offer for 10% or more of the Company's common shares; or ownership of 10% or more of the Company's common shares by a shareholder whose actions are likely to have a material adverse impact on the Company or shareholder interests. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

Stock Repurchase Plan

In February, 1999 the Board of Directors authorized the Company to repurchase an additional $2,000,000 of the Company's common stock in addition to the $1,000,000 authorized pursuant to the repurchase programs announced in 1994 and 1998. The 1994 repurchase program was completed in 1998 and the 1998 repurchase program was completed in February, 1999. The 1999 repurchase program authorizes the Company to repurchase shares in open market and private transactions during the next five years. As of December 31, 1999, 84,638 shares had been repurchased under the 1999 repurchase program for a total purchase price of $691,973.

Cash Dividends

During the third quarter of 1999 the Company began the payment of a regular cash dividend of $0.01 per share. The regular cash dividends will be paid quarterly.

Risk Based Capital

Regulatory authorities have established minimum capital adequacy guidelines requiring that qualifying capital be 8% of risk-based assets, of which at least 4% must be tier 1 capital (primarily shareholders' equity). As of December 31, 1999 the Company's qualifying capital was 10.9%, of which the tier 1 capital ratio was 9.9%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (tier 1 capital divided by total assets) of 4%. As of December 31, 1999, the Company's leverage ratio was 7.4%.

Item 7. Financial Statements.

Consolidated Balance Sheets
December 31, 1998 and 1999

Dollar amounts in thousands                                               1998        1999
                                                                        ---------   ---------
Assets

Cash and due from banks                                                 $   8,804   $   6,556
Federal funds sold                                                          3,200      10,400
                                                                        ---------   ---------
           Total cash and cash equivalents                                 12,004      16,956

Interest-bearing deposits with banks                                          286         286
Investment securities available for sale at fair value                     36,023      34,118
Investment securities held to maturity; fair values
  of $6,081 in 1998 and $1,979 in 1999                                      6,055       2,000
Loans held for investment (net of allowance for possible
  credit losses of $1,117 in 1998 and $1,492 in 1999)                     109,958     136,474
Premises and equipment - net                                                2,431       2,791
Accrued interest receivable                                                 1,152       1,077
Deferred income taxes                                                         547       1,068
Other assets                                                                1,040       1,349
                                                                        ---------   ---------
Total assets                                                            $ 169,496   $ 196,119
                                                                        =========   =========
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Noninterest-bearing                                                 $  38,788   $  41,011
    Interest-bearing:
      Transaction accounts                                                 92,491     112,742
      Time certificates, $100,000 and over                                 12,622      14,471
      Savings and other time deposits                                      11,003      11,560
                                                                        ---------   ---------
           Total interest-bearing deposits                                116,116     138,773
                                                                        ---------   ---------
            Total deposits                                                154,904     179,784
  Other borrowings                                                            356         750
  Accrued interest payable and other liabilities                            1,154       1,188
                                                                        ---------   ---------
           Total liabilities                                              156,414     181,722
                                                                        ---------   ---------
Shareholders' equity:
  Preferred stock, no par value: authorized 20,000,000 shares;
    none issued or outstanding
  Common stock, no par value: authorized 20,000,000 shares;
    issued 2,094,031 shares in 1998 and 2,078,501 shares in 1999
    outstanding 2,088,466 shares in 1998 and 2,078,501 shares in 1999       9,578      10,068
  Accumluated other comprehensive income                                      191        (518)
  Retained earnings                                                         3,313       4,847
                                                                        ---------   ---------
           Total shareholders' equity                                      13,082      14,397
                                                                        ---------   ---------
Total liabilities and shareholders' equity                              $ 169,496   $ 196,119
                                                                        =========   =========

See notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 31, 1997, 1998 and 1999

In thousands, except per share amounts                1997      1998      1999

Interest Income:
  Loans, including fees                              $ 8,638   $10,559   $12,735
  Federal funds sold                                     356       473       544
  Investment securities                                2,506     2,173     1,747
                                                     -------   -------   -------
           Total interest income                      11,500    13,205    15,026
                                                     -------   -------   -------
Interest Expense:
  Interest-bearing transaction, savings
    and other time deposits                            3,671     3,922     3,820
  Time certificates, $100,000 and over                   554       664       653
  Other interest                                          28        24        37
                                                     -------   -------   -------
           Total interest expense                      4,253     4,610     4,510
                                                     -------   -------   -------
Net Interest Income                                    7,247     8,595    10,516

Provision for Possible Credit Losses                     120       153       365
                                                     -------   -------   -------
Net Interest Income After Provision
  for Possible Credit Losses                           7,127     8,442    10,151

Other Income:
  Gain on sale of loans                                  146       151        87
  Service fees on deposit accounts                       494       522       610
  Loan servicing fees                                     34        45        53
  Gain on sale of investment securities                             53        13
  Other                                                  165       238       225
                                                     -------   -------   -------
           Total other income                            839     1,009       988
                                                     -------   -------   -------
Other Expenses:
  Salaries and employee benefits                       3,011     3,646     4,069
  Occupancy expense                                      774       864       983
  Furniture and equipment expense                        322       414       414
  Professional services                                  365       310       300
  Supplies                                               212       294       272
  Promotional expenses                                   202       361       293
  Data processing fees                                   354       323       369
  Regulatory assessments                                  61        58        41
  Other                                                  372       433       428
                                                     -------   -------   -------
           Total other expenses                        5,673     6,703     7,169
                                                     -------   -------   -------
Income Before Income Taxes                             2,293     2,748     3,970

Income Tax Provision                                     943     1,127     1,637
                                                     -------   -------   -------
Net Income                                           $ 1,350   $ 1,621   $ 2,333
                                                     =======   =======   =======
Basic Earnings Per Share                             $  0.64   $  0.75   $  1.12
                                                     =======   =======   =======
Diluted Earnings Per Share                           $  0.61   $  0.70   $  1.07
                                                     =======   =======   =======

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years ended December 31, 1997, 1998 and 1999

In thousands                                          1997      1998      1999

Net Income                                           $1,350    $1,621    $2,333

Other comprehensive income:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during period, net of tax                46       159      (717)
      Less: reclassification adjustment for gains
        included in net income, net of tax
        ($22 in 1998 and $5 in 1999)                               31         8
                                                     ------    ------    ------
   Other comprehensive income (loss)                     46       190      (709)
                                                     ------    ------    ------
   Comprehensive income                              $1,396    $1,811    $1,624
                                                     ======    ======    ======

See notes to consolidated financial statements.

Consolidated  Statements of Changes in Shareholders' Equity
Years ended December 31, 1997, 1998 and 1999

                                                                      Accumulated     Retained
                                                 Common Stock            Other        Earnings
                                              --------------------   Comprehensive  (Accumulated
Dollar amounts in thousands                     Shares      Amount   Income (Loss)    Deficit)      Total
----------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                      1,885,319    $ 9,398      $ (45)         $  832      $10,185
  Net income                                                                            1,350        1,350
  Other comprehensive income, net of taxes                                 46                           46
  Dividends on common stock (5%)
     Cash payment                                                                          (2)          (2)
     Stock issued                                95,428        591                       (591)
  Common stock issued upon
     exercise of stock options                   73,968        321                                     321
  Tax benefit of stock options exercised                                                   67           67
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    2,054,715     10,310          1           1,656       11,967
  Net income                                                                            1,621        1,621
  Other comprehensive income, net of taxes                                190                          190
  Common stock issued upon
     exercise of stock options                   26,457        115                                     115
  Tax benefit of stock options exercised                                                   36           36
  Purchases of common stock                     (92,156)      (847)                                   (847)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    1,989,016      9,578        191           3,313       13,082
  Net income                                                                            2,333        2,333
  Other comprehensive income, net of taxes                               (709)                        (709)
  Dividends on common stock (5%)
     Cash payment                                                                          (2)          (2)
     Stock issued                                98,427        867                       (867)
  Cash Dividends                                                                          (40)         (40)
  Common stock issued upon
     exercise of stock options                   77,831        363                                     363
  Tax benefit of stock options exercised                                                  110          110
  Purchases of common stock                     (86,773)      (740)                                   (740)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    2,078,501    $10,068      $(518)         $4,847      $14,397
==========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1998 and 1999

Dollar Amounts In Thousands                                            1997        1998        1999

Cash Flows From Operating Activities:
  Net income                                                         $  1,350    $  1,621    $  2,333
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Settlement of mortgage loans sold                                     648
    Provision for possible credit losses                                  120         153         365
    Depreciation and amortization                                         318         479         463
    Gain on sale of investment securities                                             (53)        (13)
    Change in deferred tax provision                                       28         (32)        (17)
    Effect of change in:
        Accrued interest receivable                                       (67)        (82)         75
        Other assets                                                     (199)        124        (309)
        Accrued interest payable and other liabilities                     90          96         161
                                                                     --------    --------    --------
           Net cash provided by operating activities                    2,288       2,306       3,058
                                                                     --------    --------    --------
Cash Flows From Investing Activities:
  Held to maturity securities:
     Calls                                                              7,500      21,250       4,055
     Purchases                                                         (7,000)     (2,055)
  Available for sale securities:
     Maturities                                                         5,127       3,046       4,272
     Calls                                                              4,000       1,000
     Purchases                                                        (10,012)    (30,642)    (26,760)
     Sales                                                                          1,206      23,164
  Decrease in interest-bearing deposits with banks                         98
  Net (increase) in loans held for investment                          (7,178)    (22,932)    (26,881)
  Purchases of premises and equipment, net                               (641)       (278)       (811)
                                                                     --------    --------    --------
          Net cash used by investing activities                        (8,106)    (29,405)    (22,961)
                                                                     --------    --------    --------
Cash Flows From Financing Activities:
  Net increase in noninterest-bearing demand deposits                   2,885       9,637       2,223
  Net increase in interest-bearing transaction, savings and
    other time deposits                                                 3,389      19,135      22,657
  Net increase (decrease) in other borrowings                             303        (394)        394
  Cash dividends paid                                                                             (40)
  Cash payment for fractional shares resulting from stock dividend         (2)                     (2)
  Proceeds from the exercise of stock options                             321         115         362
  Purchases of common stock                                                          (847)       (739)
                                                                     --------    --------    --------
           Net cash provided by financing activities                    6,896      27,646      24,855
                                                                     --------    --------    --------
Net Increase in Cash and Cash Equivalents                               1,078         547       4,952
                                                                     --------    --------    --------
Cash and Cash Equivalents:
  Beginning of year                                                    10,379      11,457      12,004
                                                                     --------    --------    --------
  End of year                                                        $ 11,457    $ 12,004    $ 16,956
                                                                     ========    ========    ========
Cash Paid During the Year for:
  Interest on deposits and other borrowings                          $  4,217    $  4,648    $  4,522
                                                                     ========    ========    ========
  Income taxes                                                       $  1,111    $    976    $  1,666
                                                                     ========    ========    ========
Noncash Investing and Financing Activities:
  Stock dividends paid on common stock                               $    591                $    867
                                                                     ========                ========

See notes to consolidated financial statements.

MCB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

The following is a summary of the significant accounting policies and reporting methods used by the Company:

Nature of Operations

The Company operates five branches in the San Francisco Bay Area and one branch in Upland, California. The Company's primary source of revenue is providing loans to small and middle-market businesses.

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

Cash and Due from Banks

Cash and due from banks include balances with the Federal Reserve Bank. The Company is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Company's average daily deposit balances. At December 31, 1999, the Company had required balances and compensating balances with the Federal Reserve of $274,000.

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

Stock-based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

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

Stock Splits and Stock Dividends

In February 1998, the Company's outstanding shares of common stock were split four-for-three. In August 1998, outstanding shares of common stock were split three-for-two. In September 1999, outstanding shares of common stock were increased due to the payment of a 5% stock dividend. All shares and per share amounts reported have been restated to reflect the splits and dividends.

Comprehensive Income

The  Company  has  adopted  SFAS  No.  130,  "Reporting  Comprehensive  Income."
Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. This statement requires the Company to report income and (loss) from non-owner sources. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available for sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet.

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

Segment Information

The Company operates as a single business segment - commercial banking.

Derivatives and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 would be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain 1997 and 1998 amounts were reclassified to conform to the 1999 presentation.

2. INVESTMENT SECURITIES

The amortized cost and approximate market value of investment securities at December 31 were as follows (dollar amounts in thousands):

                                                  Gross       Gross     Estimated
                                     Amortized  Unrealized  Unrealized    Fair     Carrying
                                       Cost       Gains       Losses      Value      Value

1999:
  Held to maturity securities:
    U.S. Government agencies          $ 2,000                $   (21)    $ 1,979    $ 2,000
                                      -------    -------     -------     -------    -------
           Total held to maturity       2,000                    (21)      1,979      2,000
                                      -------    -------     -------     -------    -------
  Available for sale securities:
    U.S. Treasury                      21,920                   (320)     21,600     21,600
    U.S. Government agencies           11,134                   (537)     10,597     10,597
    Corporate securities                1,950                    (29)      1,921      1,921
                                      -------    -------     -------     -------    -------
           Total available for sale    35,004                   (886)     34,118     34,118
                                      -------    -------     -------     -------    -------
Total investment securities           $37,004    $           $  (907)    $36,097    $36,118
                                      =======    =======     =======     =======    =======

                                                  Gross       Gross     Estimated
                                     Amortized  Unrealized  Unrealized    Fair      Carrying
                                       Cost       Gains       Losses      Value      Value
                                      -------    -------     -------     -------    -------
1998
  Held to maturity securities:
    U.S. Government agencies          $ 6,055   $    26                  $ 6,081    $ 6,055
                                      -------    -------     -------     -------    -------
           Total held to maturity       6,055         26                   6,081      6,055

  Available for sale securities:
    U.S. Treasury                      15,206        214     $    (6)     15,414     15,414
    U.S. Government agencies           17,247        137         (60)     17,324     17,324
    Mortgage-backed securities          1,172          5                   1,177      1,177
    Coporate securities                 1,971         36                   2,007      2,007
    Municipal bonds                       100          1                     101        101
                                      -------    -------     -------     -------    -------
           Total available for sale    35,696        393         (66)     36,023     36,023
                                      -------    -------     -------     -------    -------
Total investment securities           $41,751    $   419     $   (66)    $42,104    $42,078
                                      =======    =======     =======     =======    =======

The following table shows the amortized cost and approximate fair value of investment securities by contractual maturity at December 31, 1999 (dollar amounts in thousands):

                                     Held to Maturity       Available for Sale
                                    -------------------     -------------------
                                   Amortized     Fair      Amortized     Fair
                                     Cost        Value       Cost        Value

Within one year                                             $16,853     $16,844
After one but within five years     $ 2,000     $ 1,979      13,082      12,594
Over five years                                               5,069       4,680
                                    -------     -------     -------     -------
Total                               $ 2,000     $ 1,979     $35,004     $34,118
                                    =======     =======     =======     =======

The Bank carries its Federal Reserve Bank stock and Federal Home Loan Bank stock as other assets. These securities are not covered by the provisions of SFAS No. 115 and are recorded at historical cost. The total carrying value at December 31, 1998 and 1999 was $709,000 and $791,000, respectively.

The mortgage-backed securities held at December 31, 1998 were issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

The Bank has purchased U.S. government agency securities totaling $2,000,000 that contain certain issuer call option features. These securities have a weighted average yield of 6.21% and may be called if interest rates fall below certain levels. If these securities are called the Company may not be able to reinvest the proceeds to obtain the same weighted average yield.

Securities with an amortized cost of approximately $3,345,000 as of December 31, 1998, and $8,062,000 as of December 31, 1999, were pledged to secure other borrowings.

In 1999, proceeds from the sale of investment securities available for sale totaled $23,164,000. Realized net gains on these sales totaled $13,000. In 1998, proceeds from sale of investment securities available for sale totaled $1,206,000, and the realized net gains totaled $53,000. No sales of investment securities occurred during 1997.

3. LOANS AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

Loans at December 31, consisted of the following (dollar amounts in thousands):

                                                          1998          1999

Commercial                                              $  22,504     $  23,413
Real estate:
  Commercial                                               72,605        83,737
  Construction                                              9,619        23,546
  Land                                                      2,592         4,440
Home equity                                                 1,703         1,289
Loans to consumers and individuals                          2,085         1,672
                                                        ---------     ---------
           Total                                          111,109       138,097

Deferred loan fees                                            (33)         (131)
Allowance for possible credit losses                       (1,117)       (1,492)
                                                        ---------     ---------
Total                                                   $ 109,958     $ 136,474
                                                        =========     =========

The Company is principally engaged in commercial banking in the San Francisco Bay Area of California and the Greater Los Angeles Area. The Company primarily grants commercial loans, the majority of which are secured by commercial properties. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector of Northern California, including the real estate markets of the San Francisco Bay Area. Approximately 51% of the Company's loans have interest rates that are variable and tied to the prime rate, whereas the remaining are fixed rate loans.

Following is a schedule of the activity in the allowance for possible credit losses on loans for the years ended December 31 (dollar amounts in thousands):

                                                 1997        1998        1999

Balances, January 1                             $   944     $ 1,007     $ 1,117
Provision for possible credit losses                120         153         365
Loans charged-off                                  (108)        (53)        (62)
Recoveries                                           51          10          72
                                                -------     -------     -------
Total                                           $ 1,007     $ 1,117     $ 1,492
                                                =======     =======     =======


At December 31, 1998 and 1999, the Company had nonperforming loans in the amounts of $967,000 and $1,747,000, respectively. Interest income foregone on nonperforming loans totaled $6,000, $34,000, and $66,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Interest income recognized on the nonperforming loans approximated $3,000, $68,000, and $89,000 for the years ended December 31, 1997, 1998 and 1999, respectively. For the years ended December 31, 1998 and 1999, the average recorded investment in nonperforming loans was approximately $968,000 and $1,621,000, respectively.

At December 31, 1999, the nonperforming loans included two nonaccrual loans totaling $1,707,000 and one loan 90 days or more past due and still accruing totaling $40,000. These loans are well secured and in the process of collection.

At December 31, 1998 and 1999, the Company had loans identified as impaired, in the aggregate amounts of $967,000 and $1,747,000, respectively. The Company provided no specific allowance for possible credit losses at December 31, 1998 and 1999 for these impaired loans since they were adequately collateralized.

4. PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, are as follows (dollar amounts in thousands):

                                                            1998         1999

Leasehold improvements                                     $ 2,074      $ 2,494
Furniture and equipment                                      2,293        2,574
Automobiles                                                    196          274
Construction in progress                                         1
                                                           -------      -------
           Total                                             4,564        5,342
Less accumulated depreciation and amortization              (2,133)      (2,551)
                                                           -------      -------
Premises and equipment, net                                $ 2,431      $ 2,791
                                                           =======      =======

The amount of depreciation and amortization was $451,000 in 1999, $433,000 in 1998 and $333,000 in 1997.

5. DEPOSITS

The aggregate amount of short-term jumbo CD's, each with a minimum denomination of $100,000, was approximately $11,922,000 and $13,714,000 in 1998 and 1999, respectively.

At December 31, 1999, the scheduled maturities of CDs are as follows:

     2000                                        $ 22,290
     2001                                             938
     2002                                             281
     2003                                             100
     2004                                             110
                                                 --------
          Total                                  $ 23,718
                                                 ========

6. INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

                                                    1997      1998       1999

Current payable (benefit):
  Federal                                          $   672   $   867    $ 1,245
  State                                                243       292        409
                                                   -------   -------    -------
           Total current payable (benefit)             915     1,159      1,654

Deferred:
  Federal                                               17       (37)       (15)
  State                                                 11         5         (2)
                                                   -------   -------    -------
           Total deferred                               28       (32)       (17)
                                                   -------   -------    -------
Total                                              $   943   $ 1,127    $ 1,637
                                                   =======   =======    =======

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates is as follows:

                                                    1997      1998       1999

Statutory federal tax rate                            34.0%     34.0%      34.0%
State income taxes, net of federal income
  tax benefit                                          7.1       7.1        7.1
Municipal interest                                    (0.1)     (0.1)      (0.2)
Other                                                  0.1                  0.3
                                                   -------   -------    -------
Effective tax rate                                    41.1%     41.0%      41.2%
                                                   =======   =======    =======

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (dollar amounts in thousands):

                                                                  December 31
                                                               -----------------
                                                                1998       1999

Deferred tax assets:
  Net operating loss carryforwards                             $  294     $  259
  Reserves not currently deductible                               397        542
  Unrealized loss on securities available for sale                           368
  State income taxes                                               72        108
  Other                                                           102         15
                                                               ------     ------
           Total                                                  865      1,292

Deferred tax liabilities:
  Tax over book depreciation                                      182        223
  Unrealized gain on securities available for sale                136
                                                               ------     ------
           Total                                                  318        223
                                                               ------     ------
Net deferred tax asset                                         $  547     $1,069
                                                               ======     ======

The Company has acquired net operating loss carryforwards ("NOL") in connection with the acquisition of the Bank of Hayward in 1994. The utilization of NOLs acquired through acquisition is limited by certain state and federal tax laws. The Company has determined that the annual limitation on its ability to utilize NOLs is $78,130 for the fifteen-year period. The following table presents the NOLs (after limitation) at December 31, 1999, by expiration date:

     Expiration Date                             Federal Amount     State Amount

     December 31, 2004                               $ 276
     December 31, 2005                                 126
     December 31, 2006                                  11
     December 31, 2007                                 180
     December 31, 2008                                  78
     December 31, 2009                                                 $ 283

The Company reduced its 1999 federal and state current tax liability by approximately $27,000 and $9,000 respectively by utilizing $78,130 in net operating loss carryforwards.

7. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans and advances under lines of credit to directors and their related interests. All such loans and advances were made under terms that are consistent with the Company's normal lending policies.

At December 31, 1999, loans outstanding to related parties were $3,394,000 and loan commitments to related parties amounted to $3,874,000.

8. STOCK OPTION PLAN

1989 Stock Option Plan

Under the Company's 1989 Stock Option Plan (the "1989 Plan"), a total of 499,284 stock options were authorized for grant. The 1989 Plan terminated according to its terms in December 1999. Options granted pursuant to the 1989 Plan generally had lives of 10 years from the date of grant, subject to earlier expiration in certain cases, such as termination of the grantee's employment.

1999 Stock Option Plan

On May 19, 1999, the Company's shareholders approved the MCB Financial Corporation 1999 Stock Option Plan (the "Plan"). The Plan was designed to replace the 1989 Plan which terminated in December 1999.

The Plan authorizes the Company to grant options that qualify as incentive stock options ("ISO") under the Internal Revenue Code of 1986 and nonqualified stock options ("NQSO") to officers and employees of the Company. Nonemployee directors are eligible to receive only NQSOs.

The Plan has set aside 415,485 authorized, but unissued, shares of the Company's common stock for grant at not less than the fair market value of the Company's common stock on the date the option is granted. The term of the options may not exceed 10 years from the date of grant, and the options generally vest over a four year period.

The following is a summary of changes in options outstanding:

                                                                        Weighted
                                                               Number   Average
                                                                 of     Exercise
                                                               Shares    Price
                                                              --------   -----
Outstanding at January 1, 1997
  (292,259 exercisable at a weighted average price of $4.12)   346,242   $4.09
Granted (weighted average fair value of $2.96)                  22,317    6.82
Exercised                                                      (78,862)   4.07
Canceled                                                        (4,627)   4.75
                                                              --------   -----
Outstanding at December 31, 1997
  (234,817 exercisable at a weighted average price of $4.18)   285,070    4.30
Granted (weighted average fair value of $4.39)                  10,762    9.72
Exercised                                                      (27,779)   4.17
                                                              --------   -----
Outstanding at December 31, 1998
  (227,533 exercisable at a weighted average price of $4.26)   268,053    4.52
Granted (weighted average fair value of $3.96)                  87,147    7.59
Exercised                                                      (80,797)   4.48
Canceled                                                        (7,560)   7.27
                                                              --------   -----
Outstanding at December 31, 1999                               266,843   $5.46
                                                              ========   =====

Additional information regarding options outstanding as of December 31, 1999 is as follows:

                  Options Outstanding                                 Options Exercisable
---------------------------------------------------------------   ----------------------------
                                    Remaining       Weighted                      Weighted
    Range of           Number      Contractual      Average         Number         Average
 Exercise Prices     Outstanding   Life (Yrs.)   Exercise Price   Exercisable   Exercise Price
-----------------    -----------   -----------   --------------   -----------   --------------
$ 3.24 -- $ 3.98       127,031         3.3           $ 3.85          123,327        $ 3.86
  4.10 --   6.79        40,850         4.1             4.72           34,968          4.54
  7.27 --   7.62        88,200         9.1             7.60           18,480          7.59
  9.05 --  11.50        10,762         8.6             9.73            4,305          9.73
                      --------                                      --------
$ 3.24 -- $11.50       266,843         5.6           $ 5.46          181,080        $ 4.51
                      ========                                      ========

At December 31, 1999, 383,985 options were available for future grants under the Plan.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following full vesting; stock volatility, 42% in 1999, 34% in 1998 and 25% in 1997; risk free interest rates, 6.3% in 1999, 4.7% in 1998 and 6.5% in 1997; dividend yield of 0.48% in
1999 and no dividend yield during 1998 and 1997. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 - 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows (dollar amounts in thousands, except per share amounts):

                                                     Years Ended December 31,

                                                    1997       1998       1999
                                                   ------     ------     ------
Net Income:
   As reported                                     $1,350     $1,621     $2,333
   Pro forma                                        1,329      1,594      2,266
Basic earnings per share:
   As reported                                     $ 0.64     $ 0.75     $ 1.12
   Pro forma                                         0.63       0.74       1.09
Diluted earnings per share:
   As reported                                     $ 0.61     $ 0.70     $ 1.07
   Pro forma                                         0.60       0.70       1.04

9. COMMITMENTS AND CONTINGENCIES

The Bank leases its premises under noncancelable operating leases expiring through June 30, 2014. Future minimum lease commitments are $713,000 in 2000, $542,000 in 2001, $539,000 in 2002, $551,000 in 2003, $511,000 in 2004, and
$3,380,000, thereafter.

Rental expense for premises under operating leases included in occupancy expense was $676,000, $583,000 and $506,000 in 1999, 1998 and 1997, respectively.

There are various legal actions pending against the Company and the Bank arising from the normal course of business. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position or results of operations of the Company.

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


The following table summarizes these financial instruments and other commitments and contingent liabilities at December 31 (dollar amounts in thousands):

                                                              1998        1999

Financial instruments whose credit risk is
  represented by contract amounts:
    Commitments to extend credit - loans                    $ 26,612    $ 33,750
    Standby letters-of-credit and financial guarantees           621         495
                                                            --------    --------
Total                                                       $ 27,233    $ 34,245
                                                            ========    ========

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

Dollar amounts in thousands                                 December 31, 1999
                                                          ---------------------
                                                          Carrying    Estimated
                                                           Amount     Fair Value

Financial assets:
  Cash and due from banks                                 $  6,556     $  6,556
  Federal funds sold                                        10,400       10,400
  Interest-bearing deposits with banks                         286          286
  Available for sale securities                             34,118       34,118
  Held to maturity securities                                2,000        1,979
  Loans, net                                               136,474      135,489
Financial liabilities:
  Noninterest-bearing deposits                              41,011       41,011
  Interest-bearing deposits                                138,773      138,718
  Other borrowings                                             750          750

                                                            December 31, 1998
                                                          ---------------------
                                                          Carrying    Estimated
                                                           Amount     Fair Value

Financial assets:
  Cash and due from banks                                 $  8,804     $  8,804
  Federal funds sold                                         3,200        3,200
  Interest-bearing deposits with banks                         286          286
  Available for sale securities                             36,023       36,023
  Held to maturity securities                                6,055        6,081
  Loans, net                                               109,958      109,029
Financial liabilities:
  Noninterest-bearing deposits                              38,788       38,788
  Interest-bearing deposits                                116,116      116,326
  Other borrowings                                             356          356

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Short-Term Financial Assets - This category includes cash and due from banks, federal funds sold and interest-bearing deposits with banks. Because of their relatively short maturities, the fair value of these financial instruments is considered to be equal to book value.

Available-For-Sale and Held-To-Maturity Securities - Fair value is quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

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

Deposits - The fair value of demand, savings and money market deposits is equal to the amount payable on demand at the reporting date. For other types of deposits with fixed maturities, fair value is estimated by discounting contractual cash flows at interest rates currently being offered on deposits with similar characteristics and maturities. A fair value for the deposits base is not practicable.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. Management does not intend to dispose of a significant portion of its financial instruments.

12. REGULATORY MATTERS

The Company and Bank are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. Failure to meet minimum regulatory capital requirements could result in regulators requiring prompt corrective action to be taken which could have a material effect on the financial statements. As of December 31, 1999, both the Company and Bank exceeded the capital adequacy requirements for a well capitalized institution.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital ( (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined).

As of December 31, 1999 and 1998, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's actual capital amounts and ratios are also presented below (dollar amounts in thousands):

                                                                For Capital       Required to be
                                                Actual       Adequacy Purposes   Well Capitalized
-------------------------------------------------------------------------------------------------
1999                                       Amount    Ratio    Amount    Ratio    Amount    Ratio
-------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)
   Company                                $ 16,190   10.9%   $ 11,865    8.0%        n/a
   Bank                                     15,419   10.4%     11,863    8.0%    $14,829    10.0%

Tier 1 Capital (to risk weighted assets)
   Company                                  14,698    9.9%      5,932    4.0%        n/a
   Bank                                     13,927    9.4%      5,932    4.0%      8,897     6.0%

Tier 1 Capital (to average assets)
   Company                                  14,698    7.4%      7,976    4.0%        n/a
   Bank                                     13,927    7.0%      7,976    4.0%      9,970     5.0%


                                                                For Capital       Required to be
                                                Actual       Adequacy Purposes   Well Capitalized
-------------------------------------------------------------------------------------------------
1998                                       Amount    Ratio    Amount    Ratio    Amount    Ratio
-------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)
   Company                                $ 13,728   11.1%   $  9,918    8.0%        n/a
   Bank                                     13,359   10.8%      9,911    8.0%    $12,388    10.0%

Tier 1 Capital (to risk weighted assets)
   Company                                  12,611   10.2%      4,959    4.0%        n/a
   Bank                                     12,242    9.9%      4,955    4.0%      7,433     6.0%

Tier 1 Capital (to average assets)
   Company                                  12,611    7.3%      6,870    4.0%        n/a
   Bank                                     12,242    7.1%      6,866    4.0%      8,583     5.0%

Management believes, as of December 31, 1999, that the Bank meets all capital requirements to which it is subject.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, the Bank had available $4,032,000 for the payment of dividends. The Bank paid $500,000 in dividends during 1998, and $750,000 in dividends to the Company during 1999.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Company is prohibited from borrowing from the Bank unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank's shareholders' equity on a per affiliate basis. There were no such extensions of credit by the Bank in 1998 and 1999.

13. EMPLOYEE BENEFIT PLANS

In 1999, the Company established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of the annual contributions is at the discretion of the Board of Directors. The Company contributed $90,000 in 1999. During 1999, the ESOP purchased 6,000 shares of Company stock in the open market.

The Company has a Deferred Compensation Plan for Executives. Participation in the Plan is limited to a select group of management and other employees as determined by the Board of Directors. Under the terms of the Plan, participants may defer a portion of their cash compensation and receive minimum 50% matching contributions from the Company, which vest over the employee's remaining years of employment to retirement. The Company has guaranteed participants a certain minimum return on their contributions and on the Company's matching contributions. Contributions made by the Company for the years ended December 31, 1999, 1998 and 1997 were $43,000, $39,000, and $12,000, respectively.

The Company also has a defined contribution plan covering all eligible salaried employees. Employees may, up to prescribed limits, contribute to the plan. The Company may also elect to make discretionary contributions to the plan based on the Company's earnings. No contributions were made by the Company in 1999, 1998 or 1997.

14. EARNINGS PER SHARE

The following table reconciles the numerators and the denominators of the basic and diluted per share computations in accordance with SFAS No. 128 (in thousands, except per share amounts):

                                                                   Year Ended December 31,
                          ---------------------------------------------------------------------------------------------------------
                                        1997                                 1998                                1999
                          ---------------------------------------------------------------------------------------------------------
                          Income       Shares     Per Share    Income       Shares     Per Share   Income       Shares     Per Share
                        (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount
                         ---------   -----------    ------    ---------   -----------    ------   ---------   -----------    ------
Basic EPS
Income available to       $ 1,350       2,114       $ 0.64     $ 1,621       2,158       $ 0.75    $ 2,333       2,075       $ 1.12
  common shareholders
Effect of Dilutive
  Securities
Stock options                              96                                  146                                 107
                          ---------------------------------------------------------------------------------------------------------
Diluted EPS
Income available to
  common shareholders
  plus assumed
  conversions             $ 1,350       2,210       $ 0.61     $ 1,621       2,304       $ 0.70    $ 2,333       2,182       $ 1.07
                          =========================================================================================================

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     The condensed financial information for MCB Financial Corporation (parent company only) at December 31, 1998 and 1999, and the results of its operations and cash flows for the years then ended, is summarized as follows (dollar amounts in thousands):

                                                             1998        1999

Financial Condition:

Assets:
    Cash and due from banks                                $    264    $    702
    Investment in the Bank                                   12,713      13,625
    Other                                                       105          70
                                                           --------    --------
Total                                                      $ 13,082    $ 14,397
                                                           ========    ========
Liabilities and shareholders' equity:
  Shareholders' equity:
    Common stock                                           $  9,578    $ 10,068
    Unrealized gain (loss) on investment securities
      available for sale - net                                  191        (518)
    Retained earnings                                         3,313       4,847
                                                           --------    --------
           Total shareholders' equity                        13,082      14,397
                                                           --------    --------
Total                                                      $ 13,082    $ 14,397
                                                           ========    ========


                                                             1998        1999

Results of Operations:

Dividend income from Bank                                  $    500    $    750
Income - interest from loans                                      5
Income - interest from investments                               26          28
Income - miscellaneous                                            1
Expenses - general and administrative                           140         102
                                                           --------    --------
Income (loss) before equity in net income of the Bank           392         676
Equity in undistributed net income of the Bank                1,176       1,620
                                                           --------    --------
Income before income tax provision                            1,568       2,296
Income tax benefit                                               53          37
                                                           --------    --------
Net income                                                 $  1,621    $  2,333
                                                           ========    ========

                                                             1998        1999

Cash Flows:

Cash flows from operating activities:
  Net income                                               $  1,621    $  2,333
  Reconciliation to cash used in operating activities:
    (Increase) in equity in undistributed net income
       of Bank                                               (1,675)     (2,371)
    Amortization                                                 11
    Decrease in other assets                                     29          53
    Decrease in accrued interest payable
       and other liabilities                                     (1)
                                                           --------    --------
    Cash (used in) provided by operating activities             (15)         15

Cash flows from investing activities:
  Dividend received from Bank                                   500         750
  Net (increase) decrease in loans held for investment          (92)         92
                                                           --------    --------
    Cash provided by investing activities                       408         842

Cash flows from financing activities:
  Cash dividends paid                                                       (40)
  Cash payment for fractional shares resulting
    from stock dividend                                                      (2)
  Proceeds from the exercise of stock options                   115         362
  Purchases of common stock                                    (847)       (739)
                                                           --------    --------
    Cash used in financing activities                          (732)       (419)

Net (decrease) increase in cash and equivalents                (339)        438
Cash and equivalents:
  Beginning of period                                           603         264
                                                           --------    --------

  End of period                                            $    264    $    702
                                                           ========    ========

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MCB Financial Corporation:

We have audited the accompanying consolidated balance sheets of MCB Financial Corporation and subsidiary (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MCB Financial Corporation and its subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
January 14, 2000

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by The Company's Board of Directors for use at the 2000 Annual Meeting of Shareholders to be held on May 17, 2000, and is incorporated herein by reference.

Item 10. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation of The Company and Metro Commerce" of the Proxy Statement, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required to be furnished pursuant to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transactions Regarding The Company and Metro Commerce" of the Proxy Statement, and is incorporated herein by reference.

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

(10)(a)(3) -- 1999 Stock Option Plan (incorporated by reference to Exhibit A of registrant's Proxy Statement on Schedule 14A filed with the SEC on April 27, 1999).

(10)(a)(4) -- Employee Stock Ownership Plan

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

       (10)(b)(5)  --  San  Francisco  Office  Lease  (353  Sacramento   Street)
                     (incorporated by reference to Exhibit (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997).

       (10)(b)(6) -- Petaluma Office Lease (incorporated by reference to Exhibit
                     (10)(b)(6) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998).

       (10)(b)(7) -- San Franciso Office Lease (650 Townsend Street)

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

(27)       -- Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                                        By /s/ Charles O. Hall
                                           -------------------------------------
                                           Charles O. Hall
                                           President and Chief Executive Officer
                                           (Principal Executive Officer);
                                           Director


                                        By /s/ Patrick E. Phelan
                                           -------------------------------------
                                           Patrick E. Phelan
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2000.

Name                                 Title
----                                 -----

/s/ John Cavallucci                  Chairman; Director
---------------------------
John Cavallucci


/s/ Charles O. Hall                  Director
---------------------------
Charles O. Hall


/s/ Timothy J. Jorstad               Director
---------------------------
Timothy J. Jorstad


/s/ Catherine H. Munson              Director
---------------------------
Catherine H. Munson


/s/ Gary T. Ragghianti               Vice Chairman; Director
---------------------------
Gary T. Ragghianti


/s/ Michael J. Smith                 Director
---------------------------
Michael J. Smith


/s/ Edward P. Tarrant                Director
---------------------------
Edward P. Tarrant


/s/ Randall J. Verrue                Director
---------------------------
Randall J. Verrue