Form 10QSB
period 2000-03-31
MCB FINANCIAL CORP
filed 2000-05-15
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES   X     NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2000

Class
Common stock, no par value              2,030,181


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                            December 31,   March 31,
                                                              1999        2000
ASSETS                                                 (Unaudited)
Cash and due from banks                                   $   6,556   $  16,678
Federal funds sold                                           10,400      14,900
     Total cash and cash equivalents                         16,956      31,578
Interest-bearing deposits with banks                            286         286
Investment securities available for sale at fair value       34,118      26,144
Investment securities held to maturity; fair values
     of  $1,979 in 1999 and  $1,975 in 2000                   2,000       2,000
Loans held for investment (net of allowance for possible
     credit losses of $1,492 in 1999 and $1,642 in 2000     136,474     143,733
Premises and equipment, net                                   2,791       2,853
Accrued interest receivable                                   1,077       1,124
Deferred income taxes                                         1,068       1,081
Other assets                                                  1,349       1,389
     Total assets                                         $ 196,119   $ 210,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                               $  41,011   $  50,014
        Interest-bearing:
           Transaction accounts                             112,742     117,117
           Time certificates, $100,000 and over              14,471      14,724
           Savings and other time deposits                   11,560      11,551
              Total interest-bearing deposits               138,773     143,392
              Total deposits                                179,784     193,406

     Other borrowings                                           750         750
     Accrued interest payable and other liabilities           1,188       1,487
              Total liabilities                             181,722     195,643


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued and outstanding 2,078,501 shares in 1999
        and 2,030,181 shares in 2000                         10,750      10,512
     Accumulated other comprehensive income                    (518)       (535)
     Retained earnings                                        4,165       4,568
        Total shareholders' equity                           14,397      14,545
Total liabilities and shareholders' equity                $ 196,119   $ 210,188

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended
Dollar amounts in thousands,             March 31,
except per share amounts             1999         2000
                                        (Unaudited)
INTEREST INCOME:
   Loans, including fees           $ 2,864      $ 3,573
   Federal funds sold                   34          134
   Investment securities               538          483
        Total interest income        3,436        4,190

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits           876        1,070
   Time certificates, $100,000
     and over                          155          179
   Other interest                        9            7
        Total interest expense       1,040        1,256

NET INTEREST INCOME                  2,396        2,934

PROVISION FOR POSSIBLE
   CREDIT LOSSES                        90          120

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES            2,306        2,814

OTHER INCOME:
   Gain on sale of loans                52           15
   Service fees on deposit
     accounts                          163          129
   Loan servicing fees                  11           13
   Gain on sale of investment
     securities                         19           (2)
   Other                                46           56
        Total other income             291          211

OTHER EXPENSES:
   Salaries and employee benefits      975        1,069
   Occupancy expense                   227          254
   Furniture and equipment expense     101          110
   Professional services               130           54
   Supplies                             59           71
   Promotional expenses                113          129
   Data processing fees                110           88
   Regulatory assessments                9           15
   Other                                91          128
        Total other expenses         1,815        1,918

INCOME BEFORE INCOME TAXES             782        1,107

INCOME TAX PROVISION                   321          454

NET INCOME                         $   461      $   653

BASIC EARNINGS PER SHARE            $ 0.22       $ 0.32
DILUTED EARNINGS PER SHARE          $ 0.21       $ 0.30

See notes to condensed consolidated financial statements


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended
Dollar amounts in thousands                                       March 31,
                                                               1999        2000
                                                               (Unaudited)

Net income                                                    $ 461       $ 653
Other comprehensive income (loss)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period,
      net of tax                                               (280)        (16)
  Reclassification adjustment for gains (losses) included
    in net income, net of tax                                    11          (1)
Other comprehensive income (loss)                              (269)        (17)

Comprehensive income                                          $ 192       $ 636

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months
Dollar amounts in thousands                                   Ended March 31,
                                                           1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)
   Net income                                          $    461        $    653
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for possible credit losses                      90             120
   Depreciation and amortization                            130              23
   (Gain) loss on sale of investment securities, net        (19)              2
   Decrease (increase) in accrued interest receivable        97             (47)
   Increase in other assets                                (106)            (40)
   Increase in accrued interest payable and
     other liabilities                                      370             305
       Net cash provided by operating activities          1,023           1,016

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                                1,000
Available for sale securities:
     Maturities                                             263           3,000
     Purchases                                                           (6,925)
     Sales                                                4,117          11,957
Net increase in loans held for investment                (5,375)         (7,379)
   Purchases of premises and equipment                     (193)           (179)
       Net cash used by investing activities               (188)            474

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                        816           9,003
   Net increase in interest-bearing transaction,
     savings and other time deposits                        396           4,619
   Net increase in other borrowings                         148
   Cash dividends paid                                                      (21)
   Proceeds from the exercise of stock options              128              12
   Purchases of common stock                               (338)           (481)
       Net cash provided by financing activities          1,150          13,132

NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,985          14,622

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   12,004          16,956

   End of period                                       $ 13,989        $ 31,578

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  1,041        $  1,214
   Income taxes                                             180        $     95

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

1. BASIS OF PRESENTATION - The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1999. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2000 may not be indicative of operating results for the year ending December 31, 2000. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:


In thousands                       Three months ended March 31,
                                        1999          2000

Basic shares                           2,096         2,054
Dilutive effect of stock options         110           118
Diluted shares                         2,206         2,172


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2000 and the financial condition of the Company as of that date.

    The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiary and should be read in conjunction with the financial statements and notes thereto presented
in this 10-QSB.   Average balances, including balances used in calculating
certain financial ratios, are generally comprised of average daily balances.

    Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of the San Francisco Bay Area and Southern California, volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


OVERVIEW

    EARNINGS SUMMARY. The Company reported net income of $653,000, or $0.32 per share basic and $0.30 per share diluted, for the first quarter of 2000. This compares to net income of $461,000, or $0.22 per share basic and $0.21 per share diluted, for the same period in 1999. Growth in average loans as a percentage of earning assets contributed to a 22% increase in interest income and an increase in the net interest margin to 6.38%.

    Return on average assets and return on average equity for the first quarter of 2000 were 1.32% and 17.91%, respectively, as compared to 1.11% and 13.86%, respectively, for the same period of 1999.


FINANCIAL CONDITION

    SUMMARY. Total assets of the Company increased by $14.1 million, or 7.2%, from the end of 1999 to reach $210.2 million at March 31, 2000.

    LOANS HELD FOR INVESTMENT. Net loans held for investment increased by $7.3 million, or 5.3%, during the first three months of 2000 as demand for commercial real estate loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):


Total Loans                                        December 31,      March 31,
                                                        1999          2000
Commercial                                        $     23,413   $    22,878
Real estate:
   Commercial                                           83,737        92,421
   Construction                                         23,546        21,236
   Land                                                  4,440         5,924
Home equity                                              1,289         1,434
Loans to consumers and individuals                       1,672         1,617
       Total                                           138,097       145,510
Deferred loan fees                                        (131)         (135)
Allowance for possible credit losses                    (1,492)       (1,642)
    Total net loans                               $    136,474   $   143,733


    In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $121.5 million, or 83.5% of the total portfolio as of March 31, 2000. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

    The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of March 31, 2000 the two largest industry concentrations within the loan portfolio were real estate and related services at 30.1% and the services - personal/business industry at 21.7% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

    As of March 31, 2000, the Company had nonperforming assets in the amount of $1,747,000, of which $1,707,000 represented two nonaccrual loans. Had these nonaccrual loans performed under their contractual terms, approximately $42,000 in additional interest income would have been recognized during 2000. In April, 2000 the nonaccrual loan balance was reduced from $1,707,000 to $126,000 due to the close of escrow on one of the properties securing one of the nonaccrual loans. At March 31, 2000, the Company had one loan 90 days or more past due and still accruing in the aggregate amount of $40,000. This loan is well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):


Nonperforming Assets                       December 31,      March 31,
                                                  1999           2000

Nonaccrual loans                              $  1,707       $  1,707
Loans 90 days or more past due and
  still accruing                                    40             40
                                              $  1,747       $  1,747

As a percent of total loans                       1.27%          1.20%
As a percent of total assets                      0.89%          0.83%


    No specific allowance for possible credit losses was applied to the nonaccrual loans because they were adequately collateralized.

    At March 31, 2000, the Company had loans identified as impaired in the amount of $1,747,000. At March 31, 2000, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

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

    In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 2000, the APCL of $1,642,000, or 1.13% of total loans, was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):


                                             At and For      At and For the
                                         the Year Ended  Three Months Ended
                                            December 31,           March 31,
                                                   1999                2000
Balances:
 Average loans during period                   $125,035            $139,943
 Loans at end of period                         137,966             145,375

 Allowance for Possible Credit Losses:
   Balance at beginning of period                 1,117               1,492
   Actual credit losses:
     Commercial                                      62
     Consumer
       Total                                         62                   0
   Actual credit recoveries:
     Commercial loans                                72                  30
     Consumer
       Total                                         72                  30
   Net credit losses (recoveries)                   (10)               (30)
   Provision charged to operating expenses          365                 120
   Balance at end of period                    $  1,492            $  1,642

Ratios:
   Net credit losses (recoveries) to
     average loans                                (0.01)%             (0.02)%
   Allowance for possible credit losses to loans
     at end of period                              1.08%               1.13%
   Net credit losses (recoveries) to beginning
     of period allowance for credit losses        (0.90)%             (2.01)%


    The Company provided $120,000 to the allowance for possible credit losses during the first quarter of 2000 as compared to $90,000 during the first quarter of 1999. The provision during the first quarter of 2000 was recorded as a prudent measure, based upon growth in the loan portfolio.

    The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):


                                   December 31, 1999          March 31, 2000
                                             % of                    % of
                                            Category                Category
                                            to Total                to Total
                                     APCL     Loans           APCL    Loans

Commercial loans                   $   904     47.87%       $   897    44.79%
Real estate loans                      260     48.98%           287    51.80%
Consumer loans                          30      3.15%            32     3.41%
Not allocated                          298       N/A            426      N/A
     Total                         $ 1,492    100.00%       $ 1,642   100.00%


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

    INVESTMENTS. The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):


                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
March 31, 2000:            Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 2,000                $   (25)   $ 1,975    $ 2,000
Total held to maturity       2,000                    (25)     1,975      2,000

Available for sale securities:
  U.S. Treasury             13,988    $    10        (299)    13,699     13,699
  U.S. Government agencies  11,127                   (591)    10,536     10,536
  Corporate securities       1,945                    (36)     1,909      1,909
Total available for sale    27,060         10        (926)    26,144     26,144
Total investment
  securities               $29,060    $    10     $  (951)   $28,119    $28,144


                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
December 31, 1999:         Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 2,000                $   (21)   $ 1,979    $ 2,000
Total held to maturity       2,000                    (21)     1,979      2,000

Available for sale securities:
  U.S. Treasury             21,920                   (320)    21,600     21,600
  U.S. Government agencies  11,134                   (537)    10,597     10,597
  Corporate securities       1.950                    (29)     1,921      1,921
Total available for sale    35,004                   (886)    34,118     34,118
Total investment
  securities               $37,004    $           $  (907)   $36,097    $36,118


    DEPOSITS. Total consolidated deposits increased by $13.6 million, or 7.6%, during the three months ended March 31, 2000. Approximately $7 million in short-term deposits were received from a customer in March, 2000 and subsequently withdrawn in April, 2000. The remaining increase in deposits was due to growth in the Company's existing operations.

    Rates paid on deposits increased during the three months ended March 31, 2000 contributing to the increase in the cost of funds to 2.77% for the three months ended March 31, 2000 as compared to 2.73% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):


                                           Year Ended       Three Months Ended
                                        December 31, 1999     March 31, 2000
                                       Average   Average    Average    Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 40,290              $ 46,108
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     98,954      3.42%    108,821     3.51%
Savings deposits                         2,259      1.90%      2,233     1.91%
Time deposits, $100,000 and over        13,477      4.85%     14,207     5.05%
Other time deposits                      8,816      4.41%      9,201     4.57%
    Total interest-bearing             123,506      3.62%    134,462     3.72%

Total deposits                        $163,796      2.73%   $180,570     2.77%


    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):


                                         December 31,         March 31,
Time remaining to maturity                      1999              2000

Three months or less                           5,719             6,063
After three months to six months               3,229             4,268
After six months to one year                   4,766             3,736
After twelve months                              757               657
          Total                               14,471            14,724


RESULTS OF OPERATIONS

    NET INTEREST INCOME / NET INTEREST MARGIN. Net interest income for the quarter ended March 31, 2000 was $2,934,000, an increase of 22.5% over the net interest income of $2,396,000 during the same period of 1999. The increase was primarily due to the growth in average loans, largely due to the continuation of favorable economic conditions in the Company's market areas.

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):


                                          For the quarter ended March 31,
                                            1999                   2000
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  3,016 $   34  4.51% $  9,506 $  134  5.64%
Interest-bearing deposits
  with banks                           286      4  5.59%      286      4  5.59%
Investment securities               39,065    534  5.47%   34,242    479  5.60%
Loans                              112,509  2,864 10.18%  139,942  3,573 10.21%
Total earning assets               154,876  3,436  8.88%  183,976  4,190  9.11%
Total non-earning assets            11,244                 13,115
Total assets                      $166,120               $197,091

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 35,645               $ 46,108

Interest-bearing transaction
  accounts                          91,807    769  3.35%  108,821    954  3.51%
Time deposits, $100,000 or more     12,661    155  4.90%   14,207    179  5.04%
Savings and other time              10,528    107  4.07%   11,434    116  4.06%
  Total interest-bearing deposits  114,996  1,031  3.59%  134,462  1,249  3.72%
Other borrowings                       800      9  4.50%      581      7  4.82%
  Total interest-bearing
    Liabilities                    115,796  1,040  3.59%  135,043  1,256  3.72%
Other liabilities                    1,379                  1,361
Shareholders' equity                13,300                 14,579
Total liabilities
  and shareholders' equity        $166,120               $197,091

Net interest income                        $2,396                 $2,934
Net interest margin                                6.19%                  6.38%


    The net interest margin increased to 6.38% during the first quarter of 2000 from 6.19% in the same quarter of 1999. The increase was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the continuation of favorable economic conditions in the Company's market areas.

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


                                  Quarter Ended
                                  March 31, 1999
                                   Compared to
                                  Quarter Ended
                                  March 31, 2000
                                    Change in
                                          Rate/
                             Volume Rate Volume Total
Interest Income:
  Federal funds sold           $73    $9    $18  $100
  Interest-bearing deposits
   with banks                    0     0      0     0
  Investment securities        (66)   13     (2)  (55)
  Loans                        699     8      2   709
Total Interest Income          706    30     18   754

Interest Expense:
  Interest-bearing
   transaction accounts        141    37      7   185
  Time deposits,
   $100,000 or more             19     4      1    24
  Savings and other time         9     0      0     9
  Other borrowings              (3)    1      0    (2)
Total Interest Expense         166    42      8   216

Net Interest Income           $540  ($12)   $10   $538


    NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):


                                       Quarter Ended
                                         March 31,
Components of Noninterest Income      1999        2000
Gain on sale of loans               $   52      $   15
Service fees on deposit accounts       163         129
Loan servicing fees                     11          13
Gain (loss) on sale of investment
  securities - net                      19          (2)
Other                                   46          56
   Total                            $  291      $  211

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                 0.13%       0.03%
Service fees on deposit accounts      0.39%       0.26%
Loan servicing fees                   0.03%       0.03%
Gain on sale of investment
  securities - net                    0.05%       0.00%
Other                                 0.11%       0.11%
   Total                              0.71%       0.43%


    NONINTEREST EXPENSE. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):


                                           Quarter Ended
                                              March 31,
Components of Noninterest Expense          1999      2000
Salaries and employee benefits          $   975   $ 1,069
Occupancy expense                           227       254
Furniture and equipment expense             101       110
Professional services                       130        54
Supplies                                     59        71
Promotional expenses                        113       129
Data processing fees                        110        88
Regulatory assessments                        9        15
Other                                        91       128
   Total                                $ 1,815   $ 1,918
Average full-time equivalent employees       55        58

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.35%     2.17%
Occupancy expense                          0.55%     0.52%
Furniture and equipment expense            0.24%     0.22%
Professional services                      0.31%     0.11%
Supplies                                   0.14%     0.14%
Promotional expenses                       0.27%     0.26%
Data processing fees                       0.26%     0.18%
Regulatory assessments                     0.02%     0.03%
Other                                      0.22%     0.26%
   Total                                   4.36%     3.89%


    Noninterest expense increased to $1.9 million during the first quarter of 2000 from $1.8 million during the same period of the prior year. Growth in existing operations and the addition of the Petaluma branch office contributed to the increase.

    YEAR 2000 DATA PROCESSING ISSUES. The Company and the Bank previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institution Examination Council. Management believes the Company has completed all of the activities within their control to ensure that systems are Year 2000 compliant.

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

    INCOME TAXES. The Company's effective tax rate was 41.0% for the quarter ended March 31, 2000 compared to 41.0% in the same period of the prior year.

    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 2000, federal funds sold averaged $9.5 million, or 4.8% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

    At March 31, 2000, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $49.3 million, or 23.5% of total assets. This represented all available liquid assets, excluding other assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At March 31, 2000, the loan-to-deposit ratio was 75.2% as compared to 76.7% at December 31, 1999.

    Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. The Company targets a minimum ratio of 5%. At March 31, 2000, this ratio was 8.8% as compared to 15.2% at December 31, 1999.

    As of March 31, 2000, the Company had no material commitments that were expected to adversely impact liquidity.

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

    The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of March 31, 2000, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):


March 31, 2000                                            After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five  Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $14,900                                    $ 14,900
  Interest-bearing deposits
    with other banks                          $    286                       286
  Investment securities        2,000 $ 2,001     1,018  $18,006 $ 6,035   29,060
Loans, gross of allowance
    for possible losses       72,623     669     2,320   51,686  18,212  145,510
      Total                   89,523   2,670     3,624   69,692  24,247  189,756

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        52,414   64,703          117,117
  Time deposits, $100,000
    or more                   6,063    4,268     3,736      657           14,724
  Savings and other
    time deposits             3,882    2,279     2,517    2,873           11,551
  Other borrowings              750                                          750
      Total                  10,695    6,547    58,667   68,233         $144,142
Period GAP                  $78,828  $(3,877) $(55,043) $ 1,459 $24,247
Cumulative GAP              $78,828  $74,951  $ 19,908  $21,367 $45,614
Interest Sensitivity
  GAP Ratio                   88.05% (145.21%)(1518.85%)   2.09% 100.00%
Cumulative Interest
  Sensitivity                 88.05%   81.30%    20.78%   12.91%  24.04%


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


                     Three Months Ended        Three Months Ended
                       March 31, 1999            March 31, 2000

                            8.01%                     7.40%


    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 2000, the Company's total capital was 10.35% and its Tier 1 capital ratio was 9.32%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of March 31, 2000, the Company's leverage ratio was 7.46%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) List of  Exhibits:

EXHIBITS:

(2)        -- Plan of acquisition, reorganization (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832).
(3)(a)     -- Restated Articles of Incorporation (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for its quarter ended September 30, 1998).
(3)(b)     -- By-laws (incorporated by reference to the registrant's
              registration statement on Form S-4 (File No. 33-76832).
(4)        -- Rights Agreement (incorporated by reference from the registrant's
              Form 8-A12G filed with the SEC on January 25, 1999).
(10)(a)(1) -- Stock Option Plan (incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832).
(10)(a)(2) -- Deferred Compensation Plan for Executives (incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
(10)(a)(3) -- 1999 Stock Option Plan (incorporated by reference to Exhibit A of registrant's Proxy Statement on Schedule 14A filed with the SEC on April 27, 1999).
(10)(a)(4) -- Employee Stock Ownership Plan (incorporated by reference to
              Exhibit (10)(a)(4) of registrant's Form 10-KSB for its fiscal year ended December 31, 1999).
(10)(b)    -- Leases
   10)(b)(1)  -- San Rafael Office Lease  (incorporated by reference to
                 Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
  (10)(b)(2)  -- South San Francisco Office Lease (incorporated by reference to
                 Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
  (10)(b)(3)  -- Hayward Office Lease (incorporated by reference to
                 Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
  (10)(b)(4)  -- Upland Office Lease (incorporated by reference to
                 Exhibit (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994).
  (10)(b)(5)  -- San Francisco Office Lease (353 Sacramento Street)
                 (incorporated by reference to Exhibit (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997).
  (10)(b)(6)  -- Petaluma Office Lease (incorporated by reference to
                 Exhibit (10)(b)(6) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998).
  (10)(b)(7)  -- San Franciso Office Lease (650 Townsend Street) (incorporated by reference to Exhibit (10)(b)(7) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31,
                 1999).
(11)       -- Statement re: computation of per share earnings (the information required to be furnished pursuant to this exhibit is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements)
(27)       -- Financial Data Schedule
     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:
            None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)

Date:  May 10, 2000            /s/ Patrick E. Phelan
                                   Patrick E. Phelan
                                   Chief Financial Officer
                                   (Principal Accounting Officer and officer
                                   authorized to sign on behalf of the
                                   registrant)