Form 10QSB
period 2000-06-30
MCB FINANCIAL CORP
filed 2000-08-14
CIK 902789

FORM 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
[X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

YES  X      NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 9, 2000

Class
Common stock, no par value             2,043,146

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

MCB FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                            December 31,    June 30,
                                                              1999        2000
ASSETS                                                               (Unaudited)
Cash and due from banks                                   $   6,556   $  11,358
Federal funds sold                                           10,400      10,900
     Total cash and cash equivalents                         16,956      22,258
Interest-bearing deposits with banks                            286         286
Investment securities available for sale at fair value       34,118      26,228
Investment securities held to maturity at cost; fair
     values of  $1,979 in 1999 and  $1,979 in 2000            2,000       2,000
Loans held for investment (net of allowance for possible
     credit losses of $1,492 in 1999 and $1,742 in 2000     136,474     145,885
Premises and equipment - net                                  2,791       2,935
Accrued interest receivable                                   1,077       1,131
Deferred income taxes                                         1,068       1,040
Other assets                                                  1,349         745
     Total assets                                         $ 196,119   $ 202,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                               $  41,011   $  48,635
        Interest-bearing:
           Transaction accounts                             112,742     108,561
           Time certificates, $100,000 and over              14,471      16,313
           Savings and other time deposits                   11,560      11,284
              Total interest-bearing deposits               138,773     136,158
              Total deposits                                179,784     184,793

     Other borrowings                                           750         750
     Accrued interest payable and other liabilities           1,188       1,622
              Total liabilities                             181,722     187,165

SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued and outstanding 2,078,501 shares in 1999
        and 2,030,181 shares in 2000                         10,750      10,512
     Accumulated other comprehensive income                    (518)       (478)
     Retained earnings                                        4,165       5,309
        Total shareholders' equity                           14,397      15,343
Total liabilities and shareholders' equity                $ 196,119   $ 202,508

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended       Six Months Ended
Dollar amounts in thousands,              June 30,               June 30,
except per share amounts             1999         2000       1999         2000
                                        (Unaudited)             (Unaudited)
INTEREST INCOME:
   Loans, including fees           $ 3,165      $ 3,814    $ 6,029      $ 7,387
   Federal funds sold                   55          183         89          317
   Investment securities               417          434        955          917
        Total interest income        3,637        4,431      7,073        8,621

INTEREST EXPENSE:
   Interest-bearing transaction, savings
     and other time deposits           889        1,119      1,765        2,189
   Time certificates, $100,000
     and over                          150          200        305          379
   Other interest                       14            9         23           16
        Total interest expense       1,053        1,328      2,093        2,584

NET INTEREST INCOME                  2,584        3,103      4,980        6,037

PROVISION FOR POSSIBLE
   CREDIT LOSSES                        35          100        125          220

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES            2,549        3,003      4,855        5,817

OTHER INCOME:
   Gain on sale of loans                30           20         82           35
   Service fees on deposit
     accounts                          153          116        316          245
   Loan servicing fees                  15           14         26           27
   Gain (loss) on sale of investment
     securities - net                   (7)                     12           (2)
   Other                                51           87         97          143
        Total other income             242          237        533          448

OTHER EXPENSES:
   Salaries and employee benefits    1,037        1,118      2,012        2,187
   Occupancy expense                   238          273        465          527
   Furniture and equipment expense      98          114        199          224
   Professional services                44           72        174          126
   Supplies                             75           79        134          150
   Promotional expenses                 55           19        168          148
   Data processing fees                 85           89        195          177
   Regulatory assessments               10           15         19           30
   Other                               101          155        192          283
        Total other expenses         1,743        1,934      3,558        3,852

INCOME BEFORE INCOME TAXES           1,048        1,306      1,830        2,413

INCOME TAX PROVISION                   433          545        754          999

NET INCOME                         $   615      $   761    $ 1,076      $ 1,414

BASIC EARNINGS PER SHARE            $ 0.30       $ 0.37     $ 0.52       $ 0.69
DILUTED EARNINGS PER SHARE          $ 0.29       $ 0.36     $ 0.49       $ 0.66

See notes to condensed consolidated financial statements


MCB FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended
Dollar amounts in thousands                                        June 30,
                                                               1999        2000
                                                                 (Unaudited)

Net income                                                    $ 615       $ 761
Other comprehensive income (loss)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period,
      net of tax                                               (304)         57
  Reclassification adjustment for gains (losses) included
    in net income, net of tax                                    (4)
Other comprehensive income (loss)                              (308)         57

Comprehensive income                                          $ 307       $ 818


MCB FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Six Months Ended
Dollar amounts in thousands                                        June 30,
                                                               1999        2000
                                                                 (Unaudited)

Net income                                                  $ 1,076     $ 1,414
Other comprehensive income (loss)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period,
      net of tax                                               (584)         41
  Reclassification adjustment for gains (losses) included
    in net income, net of tax                                     7          (1)
Other comprehensive income (loss)                              (577)         40

Comprehensive income                                        $   499     $ 1,454

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Six Months
Dollar amounts in thousands                                   Ended June 30,
                                                           1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES:                          (Unaudited)
   Net income                                          $  1,076        $  1,414
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for possible credit losses                     125             220
   Depreciation and amortization                            253             154
   (Gain) loss on sale of investment securities, net        (12)              2
   Change in deferred income taxes                           90
   Decrease (increase) in accrued interest receivable       142             (54)
   (Increase) decrease in other assets                     (131)            604
   Increase in accrued interest payable and
     other liabilities                                      285             445
       Net cash provided by operating activities          1,828           2,785

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
     Calls                                                4,055
   Available for sale securities:
     Maturities                                             695           3,000
     Purchases                                                           (6,925)
     Sales                                               11,183          11,957
   Net increase in loans held for investment            (16,807)         (9,631)
   Purchases of premises and equipment                     (773)           (383)
       Net cash used in investing activities             (1,647)         (1,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     demand deposits                                      1,305           7,624
   Net increase in interest-bearing transaction,
     savings and other time deposits                      2,634          (2,615)
   Net increase in other borrowings                         394
   Cash dividends paid                                                      (41)
   Proceeds from the exercise of stock options              207              12
   Purchases of common stock                               (559)           (481)
       Net cash provided by financing activities          3,981           4,499

NET INCREASE IN CASH AND CASH EQUIVALENTS                 4,162           5,302

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   12,004          16,956

   End of period                                       $ 16,166        $ 22,258

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings           $  2,139        $  2,539
   Income taxes                                             646        $    825

See notes to condensed consolidated financial statements.


MCB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

1. BASIS OF PRESENTATION - The unaudited condensed consolidated financial information included herein has been prepared in conformity with generally accepted accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual
Report on Form 10-KSB for the year ended December 31, 1999. The interim condensed consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and six months ended June 30, 2000 may not be indicative of operating results to be expected for the year ending December 31, 2000. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

In thousands                       Three months ended June 30,
                                        1999          2000

Basic shares                           2,065         2,030
Dilutive effect of stock options          86            92
Diluted shares                         2,151         2,122


In thousands                        Six months ended June 30,
                                        1999          2000

Basic shares                           2,080         2,042
Dilutive effect of stock options          99           105
Diluted shares                         2,179         2,147

3. RECENTLY ISSUED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities," was issued June 1998 and amended by SFAS No. 138, issued in June 2000. The standard defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The requirements of SFAS No. 133 as amended by SFAS No. 138 will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. Management does not expect the adoption of SFAS No. 133 as amended by SFAS No. 138 to have a significant impact on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    MCB Financial Corporation (the "Company") is the holding company for Metro Commerce Bank in San Rafael, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2000 and the financial condition of the Company as of that date.

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

OVERVIEW

    EARNINGS SUMMARY. The Company reported net income of $761,000, or $0.37 per share basic and $0.36 per share diluted, for the second quarter of 2000. This compares to net income of $615,000, or $0.30 per share basic and $0.29 per share diluted, for the same period in 1999.

    For the six months ended June 30, 2000, the Company reported net income of $1,414,000, or $0.69 per share basic and $0.66 per share diluted. This compares to net income of $1,076,000, or $0.52 per share basic and $0.49 per share diluted for the same period in 1999. For the six months ended June 30, 2000, growth in average loans as a percentage of earning assets contributed to a 22% increase in interest income and an increase in the net interest margin to 6.50%. The growth in average loans was largely due to the continuation of favorable economic conditions in the Company's market areas.

    Return on average assets and return on average equity for the second quarter of 2000 were 1.52% and 20.16%, respectively, as compared to 1.45% and 18.51%, respectively, for the same period of 1999. Return on average assets and return on average equity for the six months ended June 30, 2000 were 1.42% and 19.00%, respectively, as compared to 1.28% and 16.26%, respectively, for the same period of 1999.

FINANCIAL CONDITION

    SUMMARY. Total assets of the Company increased by $6.4 million, or 3.3%, from the end of 1999 to reach $202.5 million at June 30, 2000.

    LOANS HELD FOR INVESTMENT. Net loans held for investment increased by $9.4 million, or 6.9%, during the first six months of 2000 as demand for commercial real estate loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

Total Loans                                        December 31,      June 30,
                                                          1999          2000
Commercial                                        $     23,413   $    24,043
Real estate:
   Commercial                                           83,737        95,697
   Construction                                         23,546        21,076
   Land                                                  4,440         3,600
Home equity                                              1,289         1,602
Loans to consumers and individuals                       1,672         1,721
       Total                                           138,097       147,739
Deferred loan fees                                        (131)         (112)
Allowance for possible credit losses                    (1,492)       (1,742)
    Total net loans                               $    136,474   $   145,885

    In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $122.9 million, or 83.2% of the total portfolio as of June 30, 2000. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

    The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of June 30, 2000 the two largest industry concentrations within the loan portfolio were real estate and related services at 31.9% and the services - personal/business industry at 20.9% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

    As of June 30, 2000, the Company had nonperforming assets in the amount of $166,000, of which $126,000 represented two nonaccrual loans. Had these nonaccrual loans performed under their contractual terms, approximately $5,000 in additional interest income would have been recognized during the six months ended June 30, 2000. At June 30, 2000, the Company had one loan 90 days or more past due and still accruing in the aggregate amount of $40,000. This loan is well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets                       December 31,       June 30,
                                                  1999           2000

Nonaccrual loans                              $  1,707       $    126
Loans 90 days or more past due and
  still accruing                                    40             40
                                              $  1,747       $    166

As a percent of total loans                       1.27%          0.11%
As a percent of total assets                      0.89%          0.08%

    Nonaccrual loans decreased by $1.6 million during the six months ended June 30, 2000. The decrease was due to the sale of a property securing one of the loans. No specific allowance for possible credit losses was applied to the nonaccrual loans because they were adequately collateralized.

    At June 30, 2000, the Company had loans identified as impaired in the amount of $166,000. At June 30, 2000, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

    ALLOWANCE FOR POSSIBLE CREDIT LOSSES. The Company maintains an allowance for possible credit losses ("APCL") which is reduced by credit losses and increased by credit recoveries and by the provision to the APCL which is charged against operations. Provisions to the APCL and the total of the APCL are based, among other factors, upon the Company's credit loss experience, current economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

    In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 2000, the APCL of $1,742,000, or 1.18% of total loans, was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):

                                             At and For      At and For the
                                         the Year Ended    Six Months Ended
                                            December 31,            June 30,
                                                   1999                2000
Balances:
 Average loans during period                   $125,035            $143,341
 Loans at end of period                         137,966             147,627

 Allowance for Possible Credit Losses:
   Balance at beginning of period                 1,117               1,492
   Actual credit losses:
     Commercial                                      62
       Total                                         62                   0
   Actual credit recoveries:
     Commercial loans                                72                  30
       Total                                         72                  30
   Net credit losses (recoveries)                   (10)                (30)
   Provision charged to operating expenses          365                 220
   Balance at end of period                    $  1,492            $  1,742

Ratios:
   Net credit losses (recoveries) to
     average loans                                (0.01)%             (0.02)%
   Allowance for possible credit losses to loans
     at end of period                              1.08%               1.18%
   Net credit losses (recoveries) to beginning
     of period allowance for credit losses        (0.90)%             (2.01)%

    The Company provided $100,000 to the allowance for possible credit losses during the second quarter of 2000 as compared to $35,000 during the second quarter of 1999. For the six months ended June 30, 2000, the Company provided $220,000 to the allowance for possible credit losses as compared to $125,000 during the same period of 1999. The provisions during both periods were recorded as a prudent measure, based upon growth in the loan portfolio.

    The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):

                       June 30, 1999    December 31, 1999        June 30, 2000
                                % of                 % of                 % of
                            Category             Category             Category
                            to Total             to Total             to Total
                       APCL    Loans       APCL     Loans        APCL    Loans

Commercial loans    $   659    47.78%   $   904     47.87%    $   636    43.22%
Real estate loans       260    48.69%       260     48.98%        294    53.37%
Consumer loans           37     3.53%        30      3.15%         32     3.41%
Not allocated           345      N/A        298       N/A         780      N/A
     Total          $ 1,301   100.00%   $ 1,492    100.00%    $ 1,742   100.00%

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


    INVESTMENTS. The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
June 30, 2000:             Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 2,000                $   (21)   $ 1,979    $ 2,000
Total held to maturity       2,000                    (21)     1,979      2,000

Available for sale securities:
  U.S. Treasury             13,987    $    27        (265)    13,749     13,749
  U.S. Government agencies  11,120                   (546)    10,574     10,574
  Corporate securities       1,939                    (34)     1,905      1,905
Total available for sale    27,046         27        (845)    26,228     26,228
Total investment
  securities               $29,046    $    27     $  (866)   $28,207    $28,228


                                     Gross       Gross     Estimated
                         Amortized Unrealized  Unrealized    Fair      Carrying
December 31, 1999:         Cost      Gains       Losses      Value       Value

Held to maturity securities:
  U.S. Government agencies $ 2,000                $   (21)   $ 1,979    $ 2,000
Total held to maturity       2,000                    (21)     1,979      2,000

Available for sale securities:
  U.S. Treasury             21,920                   (320)    21,600     21,600
  U.S. Government agencies  11,134                   (537)    10,597     10,597
  Corporate securities       1,950                    (29)     1,921      1,921
Total available for sale    35,004                   (886)    34,118     34,118
Total investment
  securities               $37,004    $           $  (907)   $36,097    $36,118


    DEPOSITS. Total consolidated deposits increased by $5.0 million, or 2.8%, during the six months ended June 30, 2000.

    Rates paid on deposits increased during the six months ended June 30, 2000 contributing to the increase in the cost of funds to 2.82% for the six months ended June 30, 2000 as compared to 2.73% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                           Year Ended        Six Months Ended
                                        December 31, 1999      June 30, 2000
                                       Average   Average    Average    Average
                                       Balance       Rate    Balance      Rate

Noninterest-bearing demand deposits   $ 40,290              $ 46,086
Interest-bearing demand deposits
 (includes money market
  deposit accounts)                     98,954      3.42%    109,688     3.56%
Savings deposits                         2,259      1.90%      2,088     1.92%
Time deposits, $100,000 and over        13,477      4.85%     14,792     5.12%
Other time deposits                      8,816      4.41%      9,290     4.69%
    Total interest-bearing             123,506      3.62%    135,858     3.78%

Total deposits                        $163,796      2.73%   $181,944     2.82%

    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):

                                         December 31,          June 30,
Time remaining to maturity                      1999              2000

Three months or less                           5,719             8,447
After three months to six months               3,229             4,594
After six months to one year                   4,766             2,862
After twelve months                              757               410
          Total                               14,471            16,313


RESULTS OF OPERATIONS

    NET INTEREST INCOME / NET INTEREST MARGIN. Net interest income for the quarter ended June 30, 2000 was $3,103,000, an increase of 20.1% over the net interest income of $2,584,000 during the same period of 1999. Net interest income for the six months ended June 30, 2000 was $6,037,000, and increase of 21.2% over the net interest income of $4,980,000 during the same period of 1999. The increase was primarily due to the growth in average loans, largely due to the continuation of favorable economic conditions in the Company's market areas.

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                          For the quarter ended June 30,
                                            1999                   2000
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  4,751 $   55  4.63% $ 11,744 $  183  6.23%
Interest-bearing deposits
  with banks                           286      3  4.20%      286      4  5.59%
Investment securities               29,732    414  5.57%   28,652    430  6.00%
Loans (1)                          123,844  3,165 10.22%  146,740  3,814 10.40%
Total earning assets               158,613  3,637  9.17%  187,422  4,431  9.46%
Total non-earning assets            11,380                 13,448
Total assets                      $169,993               $200,870

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 37,488               $ 46,065

Interest-bearing transaction
  accounts                          93,624 $  789  3.37%  110,639 $  997  3.60%
Time deposits, $100,000 or more     12,153    150  4.94%   15,376    200  5.20%
Savings and other time              10,801    100  3.70%   11,323    122  4.31%
  Total interest-bearing deposits  116,578  1,039  3.56%  137,338  1,319  3.84%
Other borrowings                     1,252     14  4.47%      650      9  5.54%
  Total interest-bearing
    Liabilities                    117,830  1,053  3.57%  137,988  1,328  3.85%
Other liabilities                    1,386                  1,716
Shareholders' equity                13,289                 15,101
Total liabilities
  and shareholders' equity        $169,993               $200,870

Net interest income                        $2,584                 $3,103
Net interest margin                                6.52%                  6.62%

(1) Nonaccrual loans are included in the average balance.

                                         For the six months ended June 30,
                                            1999                   2000
                                  Average                Average
                                  Balance Interest  Rate Balance Interest  Rate
ASSETS
Federal funds sold                $  3,888 $   89  4.58% $ 10,625 $  317  5.97%
Interest-bearing deposits
  with banks                           286      7  4.90%      286      8  5.59%
Investment securities               34,368    948  5.53%   31,457    909  5.78%
Loans (1)                          118,216  6,029 10.20%  143,341  7,387 10.31%
Total earning assets               156,758  7,073  9.03%  185,709  8,621  9.28%
Total non-earning assets            11,315                 13,279
Total assets                      $168,073               $198,988

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                   $ 36,571               $ 46,086

Interest-bearing transaction
  accounts                          92,786 $1,558  3.36%  109,688 $1,951  3.56%
Time deposits, $100,000 or more     12,406    305  4.92%   14,792    379  5.12%
Savings and other time              10,665    207  3.88%   11,378    238  4.18%
  Total interest-bearing deposits  115,857  2,070  3.57%  135,858  2,568  3.78%
Other borrowings                     1,027     23  4.48%      615     16  5.20%
  Total interest-bearing
    Liabilities                    116,884  2,093  3.58%  136,473  2,584  3.79%
Other liabilities                    1,385                  1,545
Shareholders' equity                13,233                 14,884
Total liabilities
  and shareholders' equity        $168,073               $198,988

Net interest income                        $4,980                 $6,037
Net interest margin                                6.35%                  6.50%

(1) Nonaccrual loans are included in the average balance.

    The net interest margin increased to 6.62% during the second quarter of 2000 from 6.52% in the same quarter of 1999. For the six months ended June 30, 2000, the net interest margin increased to 6.50% from 6.35% during the same period of 1999. The increase was primarily attributable to growth in average earnings assets exceeding growth in average interest-bearing liabilities.

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

                                Quarter Ended           Six Months Ended
                                June 30, 1999              June 30, 1999
                                  Compared to               Compared to
                                Quarter Ended           Six Months Ended
                                June 30, 2000             June 30, 2000
                                 Change in                 Change in
                                        Rate/                     Rate/
                           Volume Rate Volume Total  Volume Rate Volume  Total
Interest Income:
  Federal funds sold         $81   $19    $28  $128   $154   $27   $47     $228
  Interest-bearing deposits
   with banks                  0     1      0     1      0     1     0        1
  Investment securities      (15)   32     (1)   16    (78)   43    (4)     (39)
  Loans                      583    56     10   649  1,279    65    14    1,358
Total Interest Income        649   108     37   794  1,355   136    57    1,548

Interest Expense:
  Interest-bearing
   transaction accounts      144    54     10   208     283    93    17     393
  Time deposits,
   $100,000 or more           40     8      2    50      60    12     2      74
  Savings and other time       5    16      1    22      14    16     1      31
  Other borrowings            (6)    3     (2)   (5)    (10)    4    (1)     (7)
Total Interest Expense       183    81     11   275     347   125    19     491

Net Interest Income         $466   $27    $26   $519 $1,008   $11   $38  $1,057


    NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
Components of Noninterest Income      1999        2000      1999       2000
Gain on sale of loans                $  30       $  20     $  82      $  35
Service fees on deposit accounts       153         116       316        245
Loan servicing fees                     15          14        26         27
Gain (loss) on sale of investment
  securities - net                      (7)                   12         (2)
Other                                   51          87        97        143
   Total                             $ 242       $ 237     $ 533      $ 448

As a Percentage of Average Assets (Annualized)
Gain on sale of loans                 0.07%       0.04%     0.10%      0.03%
Service fees on deposit accounts      0.36%       0.23%     0.38%      0.25%
Loan servicing fees                   0.04%       0.03%     0.03%      0.03%
Gain (loss) on sale of investment
  securities - net                   (0.02)%                0.01%      0.00%
Other                                 0.12%       0.17%     0.11%      0.14%
   Total                              0.57%       0.47%     0.63%      0.45%


    NONINTEREST EXPENSE. The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                           Quarter Ended      Six Months Ended
                                              June 30,            June 30,
Components of Noninterest Expense          1999      2000      1999      2000
Salaries and employee benefits          $ 1,037   $ 1,118   $ 2,012   $ 2,187
Occupancy expense                           238       273       465       527
Furniture and equipment expense              98       114       199       224
Professional services                        44        72       174       126
Supplies                                     75        79       134       150
Promotional expenses                         55        19       168       148
Data processing fees                         85        89       195       177
Regulatory assessments                       10        15        19        30
Other                                       101       155       192       283
   Total                                $ 1,743   $ 1,934   $ 3,558   $ 3,852
Average full-time equivalent employees       55        59        55        58

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits             2.44%     2.22%     2.39%     2.20%
Occupancy expense                          0.56%     0.54%     0.55%     0.53%
Furniture and equipment expense            0.23%     0.23%     0.24%     0.22%
Professional services                      0.10%     0.14%     0.21%     0.13%
Supplies                                   0.18%     0.16%     0.16%     0.15%
Promotional expenses                       0.13%     0.04%     0.20%     0.15%
Data processing fees                       0.20%     0.18%     0.23%     0.18%
Regulatory assessments                     0.02%     0.03%     0.02%     0.03%
Other                                      0.24%     0.31%     0.23%     0.28%
   Total                                   4.10%     3.85%     4.23%     3.87%


    Noninterest expense increased to $1.9 million during the second quarter of 2000 from $1.7 million during the same period of the prior year. For the six months ended June 30, 2000, noninterest expense increased to $3.9 million from $3.6 million during the same period of the prior year. Growth in existing operations and the addition of the Petaluma branch office in July 1999 contributed to the increase.

    INCOME TAXES. The Company's effective tax rate was 41.7% for the quarter ended June 30, 2000 compared to 41.3% in the same period of the prior year. For the six months ended June 30, 2000, the effective tax rate was 41.4% compared to 41.2% in the same period of the prior year.

    Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 2000, federal funds sold averaged $10.6 million, or 5.3% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

    At June 30, 2000, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $40.1 million, or 19.8% of total assets. This represented all available liquid assets, excluding other assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio and its securities portfolio to absorb temporary fluctuations in deposit levels. At June 30, 2000, the loan-to-deposit ratio was 79.9% as compared to 76.7% at December 31, 1999.

    Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings), or the liquidity ratio. The Company targets a minimum ratio of 5%. At June 30, 2000, this ratio was 7.6% as compared to 15.2% at December 31, 1999.

    As of June 30, 2000, the Company had no material commitments that were expected to adversely impact liquidity.

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

    The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of June 30, 2000, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

June 30, 2000                                             After
                                                           One
                                     Over 90   Over 180   Year    After
                             90 days days to   days to   to Five   Five
                             or less 180 days  365 days   Years   Years    Total
Earning Assets (Rate Sensitive):
  Federal funds sold         $10,900                                    $ 10,900
  Interest-bearing deposits
    with other banks                 $   196  $     90                       286
  Investment securities        4,000                    $20,023 $ 5,023   29,046
Loans, excluding allowance
    for possible losses       74,369   2,256     2,907   50,695  17,512  147,739
      Total                   89,269   2,452     2,997   70,718  22,535  187,971

Interest-Bearing Liabilities (Rate Sensitive):
  Interest-bearing
    transaction deposits                        47,962   60,599          108,561
  Time deposits, $100,000
    or more                   8,447    4,594     2,862      410           16,313
  Savings and other
    time deposits             3,348    2,091     2,046    3,799           11,284
  Other borrowings              750                                          750
      Total                  12,545    6,685    52,870   64,808         $136,908
Period GAP                  $76,724  $(4,233) $(49,873) $ 5,910 $22,535
Cumulative GAP              $76,724  $72,491  $ 22,618  $28,528 $51,063
Interest Sensitivity
  GAP Ratio                   85.95% (172.63%)(1664.10%)   8.36% 100.00%
Cumulative Interest
  Sensitivity                 85.95%   79.03%    23.88%   17.24%  27.17%

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

    The maturities and weighted average yields of investment securities at June 30, 2000 are presented in the following table (at amortized cost) (dollar amounts in thousands):

                                    After 1 Year   After 5 Years
                     Within 1 Year Within 5 Years Within 10 Years      Total
                      Amount Yield   Amount Yield   Amount Yield   Amount Yield
U.S. Treasury and
  other U.S.
  Government agencies  $4,000 5.88%  $18,084 5.63%   $5,023 5.80%  $27,107 5.70%
Corporate securities                   1,939 6.32%                   1,939 6.32%
    Total              $4,000 5.88%  $20,023 5.70%   $5,023 5.80%  $29,046 5.74%

    Maturities of Loans at June 30, 2000 (dollar amounts in thousands):

Time remaining to maturity     Fixed rate    Adjustable rate          Total
One year or less                $   6,907          $  35,274      $  42,181
After one year to five years       49,867             14,787         64,654
After five years                   17,511             23,393         40,904
    Total                       $  74,285          $  73,454      $ 147,739

    As of June 30, 2000, the percentage of loans held for investment with fixed and floating interest rates was 50.3% and 49.7%, respectively.

    CAPITAL RESOURCES. The principal source of capital for the Company is and will continue to be the retention of operating profits. The ratios of average equity to average assets for the periods indicated are set forth below.

                      Six Months Ended       Six Months Ended
                        June 30, 1999          June 30, 2000

                            7.87%                  7.48%


    In July 2000, the Company executed a letter of intent to issue approximately $3 million in trust preferred securites through a wholly owned trust subsidiary of the Company to be formed for the purpose of the offering. The securities issued in the offering are to be sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act. Under applicable regulatory guidelines, the trust preferred securities are expected to qualifiy as Tier 1 capital. The trust preferred securities will bear a fixed rate of interest payable semi-annually. The interest rate will be determined during the closing of the transaction which is expected be in September 2000. Proceeds from the sale are expected to be used for general corporate purposes.

    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 2000, the Company's total capital was 10.96% and its Tier 1 capital ratio was 9.86%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 2000, the Company's leverage ratio was 7.69%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of the Company was held on May 17, 2000. A quorum was established with the presence of 1,635,307 shares out of 2,030,181 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - ELECTION OF DIRECTORS - The following persons were elected as directors:

Name                           Votes For           Votes Withheld

John Cavallucci                1,625,546                    9,761
Charles O. Hall                1,625,546                    9,761
Timothy J. Jorstad             1,625,546                    9,761
Catherine H. Munson            1,625,546                    9,761
Gary T. Ragghianti             1,625,546                    9,761
Michael J. Smith               1,625,546                    9,761
Edward P. Tarrant              1,625,546                    9,761
Randall J. Verrue              1,625,546                    9,761

Proposal 2. - RATIFICATION OF INDEPENDENT AUDITORS - The firm of Deloitte & Touche LLP was ratified to serve as the Company's independent auditors for the fiscal year 2000. There were 1,629,251 votes cast for the proposal, 2,580 votes cast against the proposal, and 3,476 abstentions.

Item 5.   OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:  The Exhibit Index is incorporated by reference.

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:
          None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCB FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2000                     /s/ Patrick E. Phelan
                                          Patrick E. Phelan
                                          Chief Financial Officer
                                          (Principal Accounting Officer and
                                          officer authorized to sign on behalf
                                          of the registrant)

Exhibit Index

Exhibit       Description

10 Severance Agreement, dated as of May 15, 2000, between MCB Financial Corporation, Metro Commerce Bank and Patrick E. Phelan

27            Financial Data Schedule