Form 10QSB
period 2000-09-30
MCB FINANCIAL CORP
filed 2000-11-14
CIK 902789

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT
         For the transition period from             to
                                        -----------    ------------

                        COMMISSION FILE NUMBER: 033-76832
                                                ---------

                            MCB FINANCIAL CORPORATION
                            -------------------------
                      (exact name of small business issuer)

             CALIFORNIA                                      68-0300300
             ----------                                      ----------
   (State or other jurisdiction                            (IRS Employer
    of incorporation or organization)                   Identification No.)

                 1248 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA 94901
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (415) 459-2265
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        X      NO
         -----       ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2000

CLASS
Common stock, no par value                                 2,000,449

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                            MCB FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                                              December 31,     September 30,
                                                                             1999              2000
                                                                         ------------     ------------
                                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                       $6,556          $12,476
Federal funds sold                                                            10,400            6,350
                                                                         ------------     ------------
     Total cash and cash equivalents                                          16,956           18,826

Interest-bearing deposits with banks                                             286              286
Investment securities available for sale at fair value                        34,118           24,515
Investment securities held to maturity at cost; fair values
     of $1,979 in 1999 and $1,983 in 2000                                      2,000            2,000

Loans held for investment (net of allowance for possible
     credit losses of $1,492 in 1999 and $1,849 in 2000)                     136,474          154,570

Premises and equipment, net                                                    2,791            3,097
Accrued interest receivable                                                    1,077            1,155
Deferred income taxes                                                          1,068              916
Other assets                                                                   1,349              844
                                                                         ------------     ------------
     Total assets                                                           $196,119         $206,209
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                                                  $41,011          $53,092
        Interest-bearing:
           Transaction accounts                                              112,742          101,230
           Time certificates, $100,000 and over                               14,471           19,133
           Savings and other time deposits                                    11,560           10,972
                                                                         ------------     ------------
              Total interest-bearing deposits                                138,773          131,335
                                                                         ------------     ------------
              Total deposits                                                 179,784          184,427

     Other borrowings                                                            750              750
     Accrued interest payable and other liabilities                            1,188            1,619
                                                                         ------------     ------------
              Total liabilities                                              181,722          186,796

     Company obligated mandatorily redeemable cumulative
        trust preferred securities of subsidiary trust
        holding soley junior subordinated debentures                                            3,000


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000
        shares; none issued or outstanding
     Common stock, no par value: authorized 20,000,000
        shares; issued and outstanding 2,078,501 shares in
        1999 and 2,046,506 shares in 2000                                     10,750           10,587
     Accumulated other comprehensive loss                                       (518)            (303)
     Retained earnings                                                         4,165            6,129
                                                                         ------------     ------------
              Total shareholders' equity                                      14,397           16,413
                                                                         ------------     ------------
     Total liabilities and shareholders' equity                             $196,119         $206,209
                                                                         ============     ============

See notes to condensed consolidated financial statements.


                          MCB FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended           Nine Months Ended
Dollar amounts in thousands, except per share amounts               September 30,               September 30,
                                                              -----------------------    --------------------------
                                                                 1999          2000            1999         2000
                                                                     (Unaudited)                  (Unaudited)
INTEREST INCOME:
   Loans, including fees                                         $ 3,336     $ 4,167          $ 9,365     $ 11,554
   Federal funds sold                                                185         156              274          473
   Investment securities                                             387         414            1,342        1,331
                                                              -----------  ----------    -------------   ----------
        Total interest income                                      3,908       4,737           10,981       13,358
                                                              -----------  ----------    -------------   ----------

INTEREST EXPENSE:
   Interest-bearing transaction, savings and other
      time deposits                                                  990       1,175            2,755        3,364
   Time certificates, $100,000 and over                              167         232              472          611
   Other interest                                                      7          30               30           46
                                                              -----------  ----------    -------------   ----------
        Total interest expense                                     1,164       1,437            3,257        4,021
                                                              -----------  ----------    -------------   ----------

NET INTEREST INCOME                                                2,744       3,300            7,724        9,337
                                                              -----------  ----------    -------------   ----------

PROVISION FOR POSSIBLE CREDIT LOSSES                                 120         100              245          320
                                                              -----------  ----------    -------------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                                          2,624       3,200            7,479        9,017
                                                              -----------  ----------    -------------   ----------

OTHER INCOME:
   Gain on sale of loans                                               5          12               87           47
   Service fees on deposit accounts                                  149         111              465          356
   Loan servicing fees                                                14          14               40           41
   Gain (loss) on sale of investment securities                                                    12           (2)
   Other                                                              77          57              174          200
                                                              -----------  ----------    -------------   ----------
        Total other income                                           245         194              778          642
                                                              -----------  ----------    -------------   ----------

OTHER EXPENSES:
   Salaries and employee benefits                                  1,006       1,096            3,018        3,283
   Occupancy expense                                                 265         273              730          800
   Furniture and equipment expense                                   107         119              306          343
   Professional services                                              62         107              236          233
   Supplies                                                           67          68              201          218
   Promotional expenses                                               58          69              226          217
   Data processing fees                                               85          93              280          270
   Regulatory assessments                                             12          16               31           46
   Other                                                             119         134              311          417
                                                              -----------  ----------    -------------   ----------
        Total other expenses                                       1,781       1,975            5,339        5,827
                                                              -----------  ----------    -------------   ----------

INCOME BEFORE INCOME TAXES                                         1,088       1,419            2,918        3,832

INCOME TAX PROVISION                                                 448         580            1,202        1,579
                                                              -----------  ----------    -------------   ----------

NET INCOME                                                         $ 640       $ 839          $ 1,716      $ 2,253
                                                              ===========  ==========    =============   ==========

BASIC EARNINGS PER SHARE                                          $ 0.31      $ 0.41           $ 0.83       $ 1.10
                                                              ===========  ==========    =============   ==========
DILUTED EARNINGS PER SHARE                                        $ 0.30      $ 0.39           $ 0.79       $ 1.05
                                                              ===========  ==========    =============   ==========


See notes to condensed consolidated financial statements.



                                               MCB FINANCIAL CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                        Three Months Ended        Nine Months Ended
Dollar amounts in thousands                                                September 30,             September 30,
                                                                      ----------------------    -----------------------
                                                                         1999         2000         1999          2000
                                                                            (Unaudited)               (Unaudited)

Net income                                                                $ 640       $ 839       $ 1,716     $ 2,253
Other comprehensive income (loss)
   Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during
           period, net of tax                                                18         175          (566)        216
        Reclassification adjustment for gains (losses)
           included in net income, net of tax                                                           7          (1)
                                                                      ----------  ----------    ----------  ----------
Other comprehensive income (loss)                                            18         175          (559)        215
                                                                      ----------  ----------    ----------  ----------
Comprehensive income                                                      $ 658     $ 1,014       $ 1,157     $ 2,468
                                                                      ==========  ==========    ==========  ==========



See notes to condensed consolidated financial statements.


                                              MCB FINANCIAL CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months
Dollar amounts in thousands                                                           Ended September 30,
                                                                                 ----------------------------
                                                                                  1999                 2000
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $      1,716   $      2,253
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for possible credit losses                                               245            320
     Depreciation and amortization                                                      372            288
     (Gain) loss on sale of investment securities, net                                  (12)             2
     Deferred income taxes                                                               89
     Changes in:
        Accrued interest receivable                                                     158            (78)
        Other assets                                                                   (171)           505
        Accrued interest payable and other liabilities                                  337            447
                                                                                ------------   ------------
          Net cash provided by operating activities                                   2,734          3,737

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
      Calls                                                                           4,055
   Available for sale securities:
      Maturities                                                                      1,076          5,000
      Purchases                                                                     (14,913)        (6,925)
      Sales                                                                          11,183         11,957
   Net increase in loans held for investment                                        (19,970)       (18,416)
   Purchases of premises and equipment, net                                            (873)          (671)
                                                                                ------------   ------------
          Net cash used in investing activities                                     (19,442)        (9,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing demand deposits                                7,407         12,081
   Net increase (decrease) in interest-bearing transaction,
     savings and other time deposits                                                 12,458         (7,438)
   Net increase in other borrowings                                                     394
   Company obligated mandatorially redeemable preferred securities
      of subsidiary trust holding solely junior subordinated debentures issued                       3,000
   Cash dividends paid                                                                  (19)           (61)
   Payment for fractional shares resulting from stock dividend                           (2)
   Proceeds from the exercise of stock options                                          282             87
   Repurchases of common stock                                                         (632)          (481)
                                                                                ------------   ------------
          Net cash provided by financing activities                                  19,888          7,188
                                                                                ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,180          1,870

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               12,004         16,956
                                                                                ------------   ------------

   End of period                                                               $     15,184   $     18,826
                                                                                ============   ============

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings                                   $      3,312   $      3,941
   Income taxes                                                                $      1,088   $      1,575

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Stock dividends paid on common stock                                        $        867


See notes to condensed consolidated financial statements.

                            MCB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION - The unaudited condensed consolidated financial information included herein has been prepared in conformity with generally accepted accounting principles and practices in MCB Financial Corporation's (the "Company") consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim condensed consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and nine months ended September 30, 2000 should not be considered indicative of operating results to be expected for the year ending December 31, 2000. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:


In thousands                                       THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------
                                                       1999                   2000
                                              --------------------  ----------------------

Basic shares                                                2,068                   2,040
Dilutive effect of stock options                              101                      86
                                              --------------------------------------------
Diluted shares                                              2,169                   2,126
                                              ============================================



In thousands                                        NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------
                                                       1999                   2000
                                              --------------------  ----------------------

Basic shares                                                2,076                   2,041
Dilutive effect of stock options                               99                      99
                                              --------------------------------------------
Diluted shares                                              2,175                   2,140
                                              ============================================




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The condensed consolidated financial statements include the accounts of MCB Financial Corporation (the "Company" on a consolidated basis) and its wholly owned subsidiaries, Metro Commerce Bank and MCB Statutory Trust I (the "Trust"). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2000 and the financial condition of the Company as of that date.

         The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the financial statements and notes thereto presented in this 10-QSB. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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


OVERVIEW

         EARNINGS SUMMARY. The Company reported net income of $839,000, or $0.41 per share basic and $0.39 per share diluted, for the third quarter of 2000. This compares to net income of $640,000, or $0.31 per share basic and $0.30 per share diluted, for the same period in 1999.

         For the nine months ended September 30, 2000, the Company reported net income of $2,253,000, or $1.10 per share basic and $1.05 per share diluted. This compares to net income of $1,716,000, or $0.83 per share basic and $0.79 per share diluted for the same period in 1999. For the nine months ended September 30, 2000, growth in average loans as a percentage of earning assets contributed to a 22% increase in interest income and an increase in the net interest margin to 6.64%. The growth in average loans was largely due to the continuation of favorable economic conditions in the Company's market areas.

         Return on average assets and return on average equity for the third quarter of 2000 were 1.64% and 20.85%, respectively, as compared to 1.39% and 18.66%, respectively, for the same period of 1999. Return on average assets and return on average equity for the nine months ended September 30, 2000 were 1.50% and 19.66%, respectively, as compared to 1.32% and 17.06%, respectively, for the same period of 1999.

FINANCIAL CONDITION

         SUMMARY. Total assets of the Company increased by $10.1 million, or 5.1%, from the end of 1999 to reach $206.2 million at September 30, 2000.

         LOANS HELD FOR INVESTMENT. Net loans held for investment increased by $18.1 million, or 13.3%, during the first nine months of 2000 as demand for commercial real estate loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):


TOTAL LOANS                                         DECEMBER 31,        SEPTEMBER 30,
                                                        1999                 2000
                                                  -----------------    -----------------
Commercial                                       $          23,413    $          23,947
Real estate:
   Commercial                                               83,737              102,663
   Construction                                             23,546               23,658
   Land                                                      4,440                2,974
Home equity                                                  1,289                1,519
Loans to consumers and individuals                           1,672                1,826
                                                  -----------------    -----------------
       Total                                               138,097              156,587
Deferred loan fees                                            (131)                (168)
Allowance for possible credit losses                        (1,492)              (1,849)
                                                  -----------------    -----------------
    Total net loans                              $         136,474    $         154,570
                                                  =================    =================



         In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $131.0 million, or 83.7% of the total portfolio as of September 30, 2000. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

         The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of September 30, 2000 the two largest industry concentrations within the loan portfolio were real estate and related services at 30.8% and the services - personal/business industry at 24.0% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

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

         As of September 30, 2000, the Company had nonperforming assets in the amount of $78,000. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):


NONPERFORMING ASSETS                                            DECEMBER 31,       SEPTEMBER 30,
                                                                  1999                 2000
                                                            ------------------   ------------------
Nonaccrual loans                                           $            1,707   $                0
Loans 90 days or more past due and still accruing                          40                   78
                                                            ------------------   ------------------
                                                           $            1,747   $               78
                                                            ==================   ==================

As a percent of total loans                                              1.27%                0.05%
As a percent of total assets                                             0.89%                0.04%



  Nonaccrual loans decreased by $1.7 million during the nine months ended September 30, 2000. The decrease was due to the sale of a property securing one of the loans. No specific allowance for possible credit losses was applied to the nonaccrual loans at December 31, 1999 because they were adequately collateralized.

         At September 30, 2000, the Company had loans identified as impaired in the amount of $78,000. At September 30, 2000, no specific allowance for possible credit losses was required for these impaired loans because they were adequately collateralized.

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

         In determining the adequacy of its APCL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 2000, the APCL of $1,849,000, or 1.18% of total loans, was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the APCL.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the APCL arising from credit losses, recoveries of credit losses previously incurred, additions to the APCL charged to operating expense, and certain ratios relating to the APCL (dollar amounts in thousands):


                                                                               AT AND FOR       AT AND FOR THE
                                                                             THE YEAR ENDED    NINE MONTHS ENDED
                                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                                  1999               2000
                                                                            --------------    ---------------------
BALANCES:
   Average loans during period                                             $      125,035    $             146,676
   Loans at end of period                                                         137,966                  156,419

ALLOWANCE FOR POSSIBLE CREDIT LOSSES:
   Balance at beginning of period                                                   1,117                    1,492
   Actual credit losses:
       Commercial                                                                      62
                                                                            --------------    ---------------------
            Total                                                                      62                        0
   Actual credit recoveries:
       Commercial                                                                      72                       37
                                                                            --------------    ---------------------
            Total                                                                      72                       37
                                                                            --------------    ---------------------
   Net credit losses (recoveries)                                                     (10)                     (37)
                                                                            --------------    ---------------------
   Provision charged to operating expense                                             365                      320
                                                                            --------------    ---------------------
   Balance at end of period                                                $        1,492    $               1,849
                                                                            ==============    =====================

RATIOS:
   Net credit losses (recoveries) to average loans                                  -0.01%                   -0.03%
   Allowance for possible credit losses to loans at end of period                    1.08%                    1.18%
   Net credit losses (recoveries) to beginning of period allowance
       for credit losses                                                            -0.90%                   -2.48%


         The Company provided $100,000 to the allowance for possible credit losses during the third quarter of 2000 as compared to $120,000 during the third quarter of 1999. For the nine months ended September 30, 2000, the Company provided $320,000 to the allowance for possible credit losses as compared to $245,000 during the same period of 1999. The provisions during both periods were recorded as a prudent measure, based upon growth in the loan portfolio.

         The following table sets forth the allocation of the APCL as of the dates indicated (dollar amounts in thousands):


                                  SEPTEMBER 30,                  DECEMBER 31,                   SEPTEMBER 30,
                                      1999                           1999                           2000
                           ----------------------------   ----------------------------   ----------------------------
                                              % of                           % of                           % of
                                            Category                       Category                       Category
                                            to Total                       to Total                       to Total
                              APCL            Loans          APCL            Loans          APCL            Loans

Commercial loans          $        904          48.48%   $        904          47.87%   $        660          43.72%
Real estate loans                  260          46.74%            260          48.98%            315          53.09%
Consumer loans                      41           4.78%             30           3.15%             33           3.19%
Not allocated                      201             N/A            298             N/A            841             N/A
                           ------------    ------------   ------------    ------------   ------------    ------------
     Total                $      1,406         100.00%   $      1,492         100.00%   $      1,849         100.00%
                           ============    ============   ============    ============   ============    ============



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

         INVESTMENTS. The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):


                                                  GROSS        GROSS         ESTIMATED
                                   AMORTIZED    UNREALIZED   UNREALIZED        FAIR          CARRYING
SEPTEMBER 30, 2000:                  COST         GAINS        LOSSES          VALUE           VALUE
-----------------------------------------------------------------------------------------------------
  Held to maturity securities:
    U.S. Government agencies        $  2,000                  $   (17)       $  1,983        $  2,000
                                    --------     -------      --------       --------        --------
           Total held to maturity      2,000                      (17)          1,983           2,000
                                    --------     -------      --------       --------        --------
  Available for sale securities:
    U.S. Treasury                     13,985     $    75         (181)         13,879          13,879
    U.S. Government agencies           9,114                     (396)          8,718           8,718
    Corporate securities               1,934                      (16)          1,918           1,918
                                    --------     -------      --------       --------        --------
           Total available for sale   25,033          75         (593)         24,515          24,515
                                    --------     -------      --------       --------        --------
Total investment securities         $ 27,033     $    75      $  (610)       $ 26,498        $ 26,515
                                    ========     =======      ========       ========        ========





                                                  GROSS        GROSS         ESTIMATED
                                   AMORTIZED    UNREALIZED   UNREALIZED        FAIR          CARRYING
DECEMBER 31, 1999                     COST        GAINS        LOSSES          VALUE           VALUE
-----------------------------------------------------------------------------------------------------

  Held to maturity securities:
    U.S. Government agencies        $  2,000                  $   (21)       $  1,979        $  2,000
                                    --------     -------      --------       --------        --------
           Total held to maturity      2,000                      (21)          1,979          2,000
                                    --------     -------      --------       --------        --------
  Available for sale securities:
    U.S. Treasury                     21,920                     (320)         21,600          21,600
    U.S. Government agencies          11,134                     (537)         10,597          10,597
    Corporate securities               1,950                      (29)          1,921           1,921
                                    --------     -------      --------       --------        --------
           Total available for sale   35,004                     (886)         34,118          34,118
                                    --------     -------      --------       --------        --------
Total investment securities         $ 37,004     $            $ (907)        $ 36,097        $ 36,118
                                    ========     =======      ========       ========        ========


         DEPOSITS. Total consolidated deposits increased by $4.6 million, or 2.6%, during the nine months ended September 30, 2000.

         Rates paid on deposits increased during the nine months ended September 30, 2000 contributing to the increase in the cost of funds to 2.90% for the nine months ended September 30, 2000 as compared to 2.73% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):

                                                              YEAR ENDED                            NINE MONTHS ENDED
                                                           DECEMBER 31, 1999                        SEPTEMBER 30, 2000
                                                   ----------------------------------       -------------------------------
                                                       Average            Average              Average         Average
                                                      Balance             Rate                Balance          Rate
                                                   --------------    ----------------       ------------    ---------------
Noninterest-bearing demand deposits               $       40,290                           $     46,843

Interest-bearing demand deposits (includes
     money market deposit accounts)                       98,954               3.42%            109,469              3.65%
Savings deposits                                           2,259               1.90%              2,094              1.93%
Time deposits, $100,000 and over                          13,477               4.85%             15,379              5.30%
Other time deposits                                        8,816               4.41%              9,216              4.82%
                                                   --------------    ----------------       ------------    ---------------
    Total interest-bearing                               123,506               3.62%            136,158              3.89%
                                                   --------------    ----------------       ------------    ---------------

Total deposits                                    $      163,796               2.73%       $    183,001              2.90%
                                                   ==============    ================       ============    ===============



         The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):


                                            DECEMBER 31,            SEPTEMBER 30,
TIME REMAINING TO MATURITY                     1999                     2000
                                         -----------------        -----------------
Three months or less                    $           5,719        $           8,822
After three months to six months                    3,229                    4,287
After six months to one year                        4,766                    5,222
After twelve months                                   757                      802
                                         -----------------        -----------------
          Total                         $          14,471        $          19,133
                                         =================        =================

RESULTS OF OPERATIONS

         NET INTEREST INCOME / NET INTEREST MARGIN. Net interest income for the quarter ended September 30, 2000 was $3,300,000, an increase of 20.3% over the net interest income of $2,744,000 during the same period of 1999. Net interest income for the nine months ended September 30, 2000 was $9,337,000, an increase of 20.9% over the net interest income of $7,724,000 during the same period of 1999. The increase was primarily due to the growth in average loans, largely due to the continuation of favorable economic conditions in the Company's market areas.

         The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):


                                                                         FOR THE QUARTER ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------------------
                                                                     1999                                    2000
                                                      -----------------------------------     -----------------------------------
                                                       AVERAGE                                 AVERAGE
                                                       BALANCE     INTEREST       RATE         BALANCE     INTEREST       RATE
                                                      ----------   ----------   ---------     ----------   ----------   ---------
ASSETS
Federal funds sold                                  $    14,702  $       185       5.03%    $     9,563  $       156       6.53%
Interest-bearing deposits with banks                        286            4       5.59%            286            4       5.59%
Investment securities                                    27,782          383       5.51%         27,572          410       5.95%
Loans (1)                                               129,241        3,336      10.32%        153,272        4,167      10.87%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
Total earning assets                                    172,011        3,908       9.09%        190,693        4,737       9.94%
Total non-earning assets                                 12,649                                  13,637
                                                      ----------                              ----------
Total assets                                        $   184,660                             $   204,330
                                                      ==========                              ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                                     $    42,035                             $    48,338

Interest-bearing transaction accounts                   101,140  $       879       3.48%        108,933  $     1,050       3.86%
Time deposits, $100,000 or more                          14,181          167       4.71%         16,541          232       5.61%
Savings and other time                                   11,337          111       3.92%         11,176          125       4.47%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
     Total interest-bearing deposits                    126,658        1,157       3.65%        136,650        1,407       4.12%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
Other borrowings                                            593            7       4.72%          1,274           30       9.42%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
     Total interest-bearing liabilities                 127,251        1,164       3.66%        137,924        1,437       4.17%
Other liabilities                                         1,645                                   1,972
Shareholders' equity                                     13,729                                  16,096
Total liabilities
                                                      ----------                              ----------
     and shareholders' equity                       $   184,660                             $   204,330
                                                      ==========                              ==========

                                                                   ----------                              ----------
Net interest income                                              $     2,744                             $     3,300
                                                                   ==========                              ==========
Net interest margin                                                                6.38%                                   6.92%

(1) Nonaccrual loans are included in the average balance.


                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------------------
                                                                     1999                                    2000
                                                      -----------------------------------     -----------------------------------
                                                       AVERAGE                                 AVERAGE
                                                       BALANCE     INTEREST       RATE         BALANCE     INTEREST       RATE
                                                      ----------   ----------   ---------     ----------   ----------   ---------
ASSETS
Federal funds sold                                  $     7,532  $       274       4.85%    $    10,268  $       473       6.14%
Interest-bearing deposits with banks                        286           11       5.13%            286           12       5.59%
Investment securities                                    32,195        1,331       5.52%         30,173        1,319       5.83%
Loans (1)                                               121,934        9,365      10.24%        146,676       11,554      10.50%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
Total earning assets                                    161,947       10,981       9.04%        187,403       13,358       9.50%
Total non-earning assets                                 11,745                                  13,398
                                                      ----------                              ----------
Total assets                                        $   173,692                             $   200,801
                                                      ==========                              ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                                     $    38,413                             $    46,843

Interest-bearing transaction accounts                    95,603  $     2,437       3.40%        109,469  $     3,001       3.66%
Time deposits, $100,000 or more                          13,004          472       4.84%         15,379          611       5.30%
Savings and other time                                   10,892          318       3.89%         11,310          363       4.28%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
     Total interest-bearing deposits                    119,499        3,227       3.60%        136,158        3,975       3.89%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
Other borrowings                                            881           30       4.54%            837           46       7.33%
                                                      ----------   ----------   ---------     ----------   ----------   ---------
     Total interest-bearing liabilities                 120,380        3,257       3.61%        136,995        4,021       3.91%
Other liabilities                                         1,482                                   1,683
Shareholders' equity                                     13,417                                  15,280
Total liabilities
                                                      ----------                              ----------
     and shareholders' equity                       $   173,692                             $   200,801
                                                      ==========                              ==========

                                                                   ----------                              ----------
Net interest income                                              $     7,724                             $     9,337
                                                                   ==========                              ==========
Net interest margin                                                                6.36%                                   6.64%


(1) Nonaccrual loans are included in the average balance.


         The net interest margin increased to 6.92% during the third quarter of 2000 from 6.38% in the same quarter of 1999. For the nine months ended September 30, 2000, the net interest margin increased to 6.64% from 6.36% during the same period of 1999. The increase was primarily attributable to growth in average earning assets exceeding growth in average interest-bearing liabilities.

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


                                              QUARTER ENDED SEPTEMBER 30, 1999            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                        COMPARED TO                                    COMPARED TO
                                              QUARTER ENDED SEPTEMBER 30, 2000            NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                         CHANGE IN                                      CHANGE IN
                                        ---------------------------------------------   ------------------------------------------
                                                                    RATE/                                         RATE/
                                              VOLUME       RATE     VOLUME     TOTAL         VOLUME      RATE     VOLUME     TOTAL
                                        ---------------------------------------------   ------------------------------------------
INTEREST INCOME:
   Federal funds sold                           ($65)       $55      ($19)      ($29)          $100       $73       $26      $199
   Interest-bearing deposits with banks            0          0         0          0              0         1         0         1
   Investment securities                          (3)        30         0         27            (82)       75        (5)      (12)
   Loans                                         620        178        33        831          1,903       238        48     2,189
                                        ---------------------------------------------   ------------------------------------------
Total Interest Income                            552        263        14        829          1,921       387        69     2,377
                                        ---------------------------------------------   ------------------------------------------

INTEREST EXPENSE:
   Interest-bearing transaction accounts          68         96         7        171            351       186        27       564
   Time deposits, $100,000 or more                28         32         5         65             86        45         8       139
   Savings and other time                         (2)        16         0         14             12        32         1        45
   Other borrowings                                8          7         8         23             (1)       18        (1)       16
                                        ---------------------------------------------   ------------------------------------------
Total Interest Expense                           102        151        20        273            448       281        35       764
                                        ---------------------------------------------   ------------------------------------------

NET INTEREST INCOME                             $450       $112       ($6)      $556         $1,473      $106       $34    $1,613
                                        =============================================   ==========================================



         NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):



                                                          QUARTER ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------      -----------------------------------
COMPONENTS OF NONINTEREST INCOME                           1999                2000                 1999                2000
----------------------------------------------------   --------------     ---------------      ---------------     ---------------
Gain on sale of loans                                $             5    $             12     $             87    $             47
Service fees on deposit accounts                                 149                 111                  465                 356
Loan servicing fees                                               14                  14                   40                  41
Gain (loss) on sale of investment securities - net                                                         12                  (2)
Other                                                             77                  57                  174                 200
                                                       --------------     ---------------      ---------------     ---------------
    Total                                            $           245    $            194     $            778    $            642
                                                       ==============     ===============      ===============     ===============

AS A PERCENTAGE OF AVERAGE ASSETS (ANNUALIZED)
----------------------------------------------------
Gain on sale of loans                                          0.01%               0.02%                0.07%               0.03%
Service fees on deposit accounts                               0.32%               0.22%                0.36%               0.24%
Loan servicing fees                                            0.03%               0.03%                0.03%               0.03%
Gain (loss) on sale of investment securities - net                                                      0.01%               0.00%
Other                                                          0.17%               0.11%                0.13%               0.13%
                                                       --------------     ---------------      ---------------     ---------------
    Total                                                      0.53%               0.38%                0.60%               0.43%
                                                       ==============     ===============      ===============     ===============


         NONINTEREST  EXPENSE.   The  following  table  summarizes   noninterest
expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):


                                                         QUARTER ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------    ------------------------------------
COMPONENTS OF NONINTEREST EXPENSE                          1999                2000                1999                2000
-------------------------------------------------    -----------------   -----------------    ----------------    ----------------
Salaries and employee benefits                     $            1,006  $            1,096   $           3,018   $           3,283
Occupancy expense                                                 265                 273                 730                 800
Furniture and equipment expense                                   107                 119                 306                 343
Professional services                                              62                 107                 236                 233
Supplies                                                           67                  68                 201                 218
Promotional expenses                                               58                  69                 226                 217
Data processing fees                                               85                  93                 280                 270
Regulatory assessments                                             12                  16                  31                  46
Other                                                             119                 134                 311                 417
                                                     -----------------   -----------------    ----------------    ----------------
    Total                                          $            1,781  $            1,975   $           5,339   $           5,827
                                                     =================   =================    ================    ================
Average full-time equivalent employees                             57                  58                  56                  58

AS A PERCENTAGE OF AVERAGE ASSETS (ANNUALIZED)
-------------------------------------------------
Salaries and employee benefits                                  2.18%               2.15%               2.32%               2.18%
Occupancy expense                                               0.57%               0.54%               0.56%               0.53%
Furniture and equipment expense                                 0.23%               0.23%               0.24%               0.23%
Professional services                                           0.13%               0.21%               0.18%               0.15%
Supplies                                                        0.15%               0.13%               0.15%               0.14%
Promotional expenses                                            0.13%               0.14%               0.17%               0.14%
Data processing fees                                            0.18%               0.18%               0.22%               0.18%
Regulatory assessments                                          0.03%               0.03%               0.02%               0.03%
Other                                                           0.26%               0.26%               0.24%               0.28%
                                                     -----------------   -----------------    ----------------    ----------------
    Total                                                       3.86%               3.87%               4.10%               3.87%
                                                     =================   =================    ================    ================


         Noninterest expense increased to $2.0 million during the third quarter of 2000 from $1.8 million during the same period of the prior year. For the nine months ended September 30, 2000, noninterest expense increased to $5.8 million from $5.3 million during the same period of the prior year. Growth in existing operations and the addition of the Petaluma branch office in July 1999 contributed to the increase.

         INCOME TAXES. The Company's effective tax rate was 40.9% for the quarter ended September 30, 2000 compared to 41.2% in the same period of the prior year. For the nine months ended September 30, 2000, the effective tax rate was 41.2% compared to 41.2% in the same period of the prior year.

         LIQUIDITY AND ASSET/LIABILITY MANAGEMENT. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 2000, federal funds sold averaged $10.3 million, or 5.1% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

         At September 30, 2000, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $37.1 million, or 18.0% of total assets. This represented all available liquid assets, excluding other assets.

         Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio and its securities portfolio to absorb temporary fluctuations in deposit levels. At September 30, 2000, the loan-to-deposit ratio was 84.8% as compared to 76.7% at December 31, 1999.

         Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings), or the liquidity ratio. The Company targets a minimum ratio of 5%. At September 30, 2000, this ratio was 4.0% as compared to 15.2% at December 31, 1999.

         As of September 30, 2000, the Company had no material commitments that were expected to adversely impact liquidity.

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

         The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of September 30, 2000, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):


SEPTEMBER 30, 2000                                          OVER 90       OVER 180       AFTER ONE     AFTER
                                               90 DAYS      DAYS TO        DAYS TO      YEAR TO         FIVE
                                               OR LESS      180 DAYS      365 DAYS     FIVE YEARS      YEARS         TOTAL
                                              -----------  -----------   ------------  -----------   -----------   -----------
EARNING ASSETS (RATE SENSITIVE):
   Federal funds sold                        $     6,350                                                          $     6,350
   Interest-bearing deposits with other
      banks                                          196  $        90                                                     286
   Investment securities                           2,000                              $    20,011   $     5,022        27,033
   Loans, excluding allowance for possible
      losses                                      78,611        2,585   $      2,571       55,531        17,289       156,587
                                              -----------  -----------   ------------  -----------   -----------   -----------
     Total                                        87,157        2,675          2,571       75,542        22,311       190,256
                                              -----------  -----------   ------------  -----------   -----------   -----------

INTEREST-BEARING LIABILITIES (RATE SENSITIVE):
   Interest-bearing transaction deposits                                      46,024       55,206                     101,230
   Time deposits, $100,000 or more                 8,822        4,287          5,222          802                      19,133
   Savings and other time deposits                 3,009        2,016            375        5,572                      10,972
   Other borrowings                                  750                                                  3,000         3,750
                                              -----------  -----------   ------------  -----------   -----------   -----------
     Total                                        12,581        6,303         51,621       61,580                 $   135,085
                                              -----------  -----------   ------------  -----------   -----------   -----------
Period GAP                                   $    74,576  $    (3,628)  $    (49,050) $    13,962   $    22,311
                                              ===========  ===========   ============  ===========   ===========
Cumulative GAP                               $    74,576  $    70,948   $     21,898  $    35,860   $    58,171
                                              ===========  ===========   ============  ===========   ===========
Interest Sensitivity GAP Ratio                     85.57%     (135.63%)     (1907.82%)      18.48%       100.00%
                                              ===========  ===========   ============  ===========   ===========
Cumulative Interest Sensitivity                   85.57%       78.98%         23.70%       21.35%        30.58%
                                              ===========  ===========   ============  ===========   ===========



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

         The maturities and weighted average yields of investment securities at September 30, 2000 are presented in the following table (at amortized cost) (dollar amounts in thousands):



                                                             AFTER 1 YEAR         AFTER 5 YEARS
                                      WITHIN 1 YEAR        WITHIN 5 YEARS        WITHIN 10 YEARS           TOTAL
                                 ---------------------  ---------------------  -------------------  --------------------
                                  Amount      Yield      Amount      Yield      Amount      Yield     Amount      Yield
U.S. Treasury and other
     U.S. government agencies       $1,000      5.98%     $19,077      5.67%      $5,022     5.80%     $25,099     5.71%
Corporate securities                                        1,934      6.32%                             1,934     6.32%
                                 ----------  ---------  ----------  ---------  ----------  --------  ----------  --------
   Total                            $1,000      5.98%     $21,011      5.73%      $5,022     5.80%     $27,033     5.75%
                                 ==========  =========  ==========  =========  ==========  ========  ==========  ========

Maturities of Loans at September 30, 2000 (dollar amounts in thousands):


TIME REMAINING TO MATURITY                 FIXED RATE    ADJUSTABLE RATE     TOTAL
                                          ------------  ----------------  ------------
One year or less                           $    8,079        $   37,232    $   45,311
After one year to five years                   55,159            18,083        73,242
After five years                               17,288            20,746        38,034
                                          ------------  ----------------  ------------
    Total                                  $   80,526        $   76,061    $  156,587
                                          ============  ================  ============


         As of September 30, 2000, the percentage of loans held for investment with fixed and floating interest rates was 51.4% and 48.6%, respectively.

         CAPITAL RESOURCES. The principal source of capital for the Company is and will continue to be the retention of operating profits. The ratios of average equity to average assets for the periods indicated are set forth below.



      NINE MONTHS ENDED                   NINE MONTHS ENDED
     SEPTEMBER 30, 1999                   SEPTEMBER 30, 2000
------------------------------       -----------------------------

            7.72%                               7.61%

         On September 7, 2000, the Company completed an offering of 10.60% capital securities in an aggregate amount of $3.0 million through the Trust, a wholly owned trust subsidiary formed for the purpose of the offering. The securities issued in the offering were sold by the Trust in a private transaction pursuant to an applicable exemption from registration under the Securities Act. The entire proceeds of the issuance were invested by the Trust in $3,000,000 of 10.60% Junior Subordinated Deferrable Interest Debentures due 2030 issued by the Company under a similar exemption from registration. The debentures represent the sole assets of the Trust. Interest on the debentures is payable semi-annually and the principal is redeemable by the Company at a premium beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the principal is redeemable by the Company at 100% of the principal amount. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on September 7, 2030. The debentures bear the same terms and interest rates as the trust preferred securities.

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

The debentures and related Trust investment in the debentures have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying condensed consolidated financial statements.

Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier I capital. Any additional portion of trust preferred securities would currently qualify as Tier 2 capital. As of September 30, 2000, the entire $3.0 million outstanding of trust preferred securities qualified as Tier I capital.

         Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 2000, the Company's total capital was 12.80% and its Tier 1 capital ratio was 11.69%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 2000, the Company's leverage ratio was 9.44%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

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

                            MCB FINANCIAL CORPORATION
                            -------------------------
                                  (REGISTRANT)



Date:    November 14, 2000             /s/ PATRICK E. PHELAN
                                       -----------------------------------------
                                       Patrick E. Phelan
                                       Chief Financial Officer
                                       (Principal Accounting Officer and officer
                                       authorized to sign on behalf of the
                                       registrant)

                                  EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------

4.1             Amended and Restated Declaration of Trust dated as of September
                7, 2000
4.2             Indenture, dated as of September 7, 2000, between MCB Financial
                Corporation and State Street Bank and Trust Company, as trustee
4.3             Guarantee  Agreement, dated as of September 7, 2000, between
                MCB Financial Corporation  and State  Street  Bank and Trust
                Company, as trustee
4.4             Placement Agreement dated as of August 31, 2000
4.5             Subscription Agreement dated as of September 7, 2000
10              Hayward  Office  Lease  (B  Street  Marketplace),  dated as of
                September  7, 2000,  between the  Redevelopment  Agency of the
                City of Hayward and Metro Commerce Bank
27              Financial Data Schedule