Form 10KSB
period 2000-12-31
MCB FINANCIAL CORP
filed 2001-03-29
CIK 902789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2000

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

    The issuer's revenues for its most recent fiscal year were $19,114,000.

    At March 19, 2001, the aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $15,683,000. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the issuer were deemed to be shares of Common Stock held by affiliates.

    At March 19, 2001, the issuer had outstanding 1,775,182 shares of Common Stock, no par value, which is the issuer's only class of common stock.

                      Documents Incorporated by Reference:

    The information required to be furnished pursuant to Part III of this Form 10-KSB will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2001, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

================================================================================


                                         TABLE OF CONTENTS

                                                                                                          Page
                                              PART I

Item 1.  Description of Business.....................................................................       1
     MCB Financial Corporation.......................................................................       1
     Metro Commerce Bank.............................................................................       1
     Competition.....................................................................................       2
     Insurance.......................................................................................       2
     Employees.......................................................................................       3
     Supervision and Regulation......................................................................       3
Item 2.  Description of Property.....................................................................       9
Item 3.  Legal Proceedings...........................................................................       9
Item 4.  Submission of Matters to a Vote of Security Holders.........................................       9

                                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....................................      10
Item 6.  Management's Discussion and Analysis........................................................      10
Item 7.  Financial Statements........................................................................      22
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure........      46

                                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
         of the Exchange Act.........................................................................      46
Item 10. Executive Compensation......................................................................      46
Item 11. Security Ownership of Certain Beneficial Owners and Management..............................      46
Item 12. Certain Relationships and Related Transactions..............................................      46
Item 13. Exhibits and Reports on Form 8-K............................................................      46

                                     PART I

Item 1. Description of Business

MCB Financial Corporation

    MCB Financial Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Company was incorporated under the laws of the State of California on January 20, 1993.

    On October 1, 1993, the Company began operations as a bank holding company with Metro Commerce Bank (the "Bank") as its wholly-owned bank subsidiary. MCB Statutory Trust I (the "Trust"), which is a Connecticut statutory trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of the Company. The principal business and activity of the Company is to serve as the bank holding company for the Bank and its principal source of income is dividends paid by the Bank.

Metro Commerce Bank

    The Bank is a California state-chartered commercial bank that is a member of the Federal Reserve System. The Bank was licensed by the Office of the Comptroller of the Currency ("Comptroller") on June 12, 1989, and commenced operations as a national banking association on December 8, 1989. On July 24, 1998, the Bank converted from a national banking association into a California State bank. The Bank is subject to primary supervision, examination and regulation by the State of California Department of Financial Institutions ("DFI") and the Federal Reserve Board ("FRB"). The Bank is also subject to certain federal laws and regulations, and the Bank is subject to applicable provisions of California law insofar as such provisions do not conflict with or are not preempted by federal banking laws. The deposits of the Bank are insured under the Federal Deposit Insurance Act up to the applicable limits thereof. The Bank is a wholly-owned subsidiary of the Company and presently has no subsidiaries or affiliates other than the Trust.

    The Bank is engaged in substantially all of the business operations customarily conducted by independent commercial banks in California. The Bank's banking services include checking and savings deposits, and the making of commercial, construction, mortgage, real estate, small business administration, home equity and other installment loans and term extensions of credit. The Bank also offers travelers' checks, notary public and other customary bank services to its customers. The Bank is not a credit card issuing bank; however, it offers Visa cards through one of its correspondent banks.

    The Bank operates a Small Business Administration ("SBA") Loan Division. The SBA is an agency of the U.S. Government that offers guaranteed loan programs for small businesses which might not otherwise qualify for standard bank credit. The SBA Loan Division offers various business loan programs secured by both residential and commercial real estate and business property. The Bank primarily sells the guaranteed portion of SBA loans in the secondary market to private investors. Loan fundings through this division began during the first quarter of 1995.

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

    As of December 31, 2000, the Bank had a total of 58 full-time equivalent employees. The management of the Bank believes that its employee relations are satisfactory.

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

    A California corporation such as the Company may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio translates into a minimum capital ratio of 25 percent, most bank holding companies, including the Company based on its current capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

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

Financial Services Modernization Legislation

    The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") became effective March 11, 2000. The Financial Services Modernization Act repeals the two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:

         o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         o Broadens the  activities  that may be  conducted  by national  banks,
banking   subsidiaries   of  bank  holding   companies,   and  their   financial
subsidiaries;

         o Provides an enhanced framework for protecting the privacy of consumer information;

         o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         o Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

         o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

    The Financial Services Modernization Act provides that designated federal regulatory agencies, including the FDIC, the FRB, the OCC and the Securities and Exchange Commission, are to publish regulations to implement certain provisions of the Act. These agencies have cooperated in the release of rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The FDIC's rule, which would establish privacy standards to be followed by state nonmember bank such as the Banks, requires a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties by "opting out" of that disclosure.

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

    The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

    The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

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

Capital Standards

    The FRB and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with high credit risk, such as commercial loans. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See Notes to Consolidated Financial Statements for the capital ratios of the Company and the Bank at December 31, 2000.

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

    The power of the Board of Directors of the Bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. See the Notes to Consolidated Financial Statements for the amount of funds the Bank had available for the payment of dividends at December 31, 2000.

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

Prompt Corrective Action and Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2000, the Company and the Bank exceeded the required ratios for classification as "well capitalized".

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

    ATM Fees. Legislation has been proposed in the past in the Congress and the California legislature and measures are currently being proposed in local jurisdictions to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. If the collection of interchange fees by the operator of an ATM were prohibited, as some of these bills have proposed, the Bank's income from its ATM network would be significantly reduced. Management believes that the possible reduction in ATM income would not have a material impact on the Company's consolidated financial statements.

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

Item 2. Description of Property

    Currently, the Company does not own or lease any property. The Company's headquarters are located within the Bank's headquarters. The Company is not actively engaged in any business activities outside of the activities of the Bank. Therefore, the Bank's property is not significantly used by the Company. The Company will continue to utilize the premises of the Bank until it becomes actively engaged in additional business activities. The Company currently reimburses the Bank for a fair and reasonable amount for all services furnished to it.

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

    The Bank's five branch offices in San Francisco, South San Francisco, Hayward, Upland and Petaluma, California occupy approximately 3,600, 12,300, 3,400, 5,800 and 4,600 square feet, respectively, under leases that expire at various dates through the year 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During most of 1999, the Company's common stock traded on the OTC Bulletin Board under the symbol MCBF. On December 28, 1999,  the  Company's  common stock began trading on the American Stock Exchange under the symbol MCB. The Company's stock transfer agent is U.S. Stock Transfer Corporation.  There were approximately 700 shareholders  as of December 31, 2000.  The following are the high and low sales prices  (for 2000) and high and low bid prices  (for  1999) as  reported  by the
markets  on  which  the  stock  was  traded   for  those   respective   periods.
Over-the-counter prices reflect inter-dealer prices which may not include retail markups,  markdowns,  or  commissions.  Prices are  adjusted  to  reflect  stock dividends and stock splits.


                           1999          Cash Dividend            2000           Cash Dividend
                     High            Low    Declared        High            Low     Declared
-------------------------------------------------------------------------------------------------
First quarter       $9.05          $7.14                  $11.50          $7.38       $0.01
Second quarter       7.98           6.55                    8.75           7.56        0.01
Third quarter        9.25           6.67     $0.01          8.69           7.75        0.01
Fourth quarter      11.75           8.50      0.01         10.50           8.06        0.01
-------------------------------------------------------------------------------------------------


Item 6. Management's Discussion and Analysis.

The following discussion presents information pertaining to the financial condition and results of operations of the Company that may not otherwise be apparent from the financial statements and related notes. This discussion should be read in conjunction with the consolidated financial statements and notes found in Item 7 of this report as well as other information presented throughout this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated.

In addition to historical information, this discussion and analysis includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements.

Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company's Form 10-KSB should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management's judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company's results.

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company and management's ability to manage these and other risks.

OVERVIEW

Earnings Summary. The Company reported net income of $3,070,000, or $1.52 per share basic and $1.45 per share diluted, for 2000 compared to net income of $2,333,000, or $1.12 per share basic and $1.07 per share diluted, in 1999 and net income of 1,621,000, or $0.75 per share basic and $0.70 per share diluted, in 1998.

Return on average assets for 2000 was 1.51% compared to 1.30% in 1999 and 1.03% in 1998. Return on average equity for 2000 was 19.78% compared to 17.12% in 1999 and 12.61% in 1998.

FINANCIAL CONDITION

Summary. Assets increased by 6.7% during 2000 versus 15.7% and 21.2% in 1999 and 1998, respectively. The increase in assets during 2000 resulted primarily from growth in existing operations.

Loans. Loans held for investment increased by $26.4 million, or 19.4% in 2000, as compared to an increase of $26.5 million, or 24.1%, during 1999. Strong demand for commercial real estate resulted in the loan growth for 2000. Strong demand for commercial real estate and construction loans resulted in the loan growth for 1999.

In the normal practice of extending credit, the Bank accepts real estate collateral on loans that have primary sources of repayment from commercial operations. Loans secured by real estate totaled $131.1 million, or 79.4% of all loans, at December 31, 2000 versus $113.9 million, or 82.5% of all loans, a year earlier. Due to the Bank's limited lending area, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California and is subject to economic uncertainties of these economies. Management believes that its prudent underwriting standards for real estate secured lending provide reasonable safeguards against these uncertainties.

The Bank focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans, and accordingly, yields on these loans are typically higher than those on other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than on other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Bank's loan portfolio. As of December 31, 2000, the two largest industry concentrations within the loan portfolio were real estate and related services at 30.2% and the business/personal service industry at 22.3% of the portfolio. Because credit concentrations increase portfolio risk, the Bank places significant emphasis on the purpose of each loan and the related sources of repayment.

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

As of December 31, 2000 the Company had nonperforming assets in the amount of $40,000 which represented one loan 90 days or more past due and still accruing.
This loan is well secured and in the process of collection. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):

Nonperforming Assets at December 31,
                                            1996              1997             1998             1999              2000
                                        -------------    --------------    -------------    -------------    -------------
Nonaccrual loans                      $           79   $            69   $          563   $        1,707
Loans 90 days or more
   past due and still accruing                                      40              404               40   $            40
                                        -------------    --------------    -------------    -------------    -------------
                                      $           79   $           109   $          967   $        1,747   $            40
                                        =============    ==============    =============    =============    =============

As a percent of total loans                     0.10%             0.12%            0.87%            1.27%             0.02%
As a percent of total assets                    0.06%             0.08%            0.57%            0.89%             0.02%


Allowance for Loan Losses. The Company maintains an allowance for loan losses (the "ALL") which is reduced by credit losses and increased by credit recoveries and provisions to the ALL charged against operations. Provisions to the ALL and the total of the ALL are based, among other factors, upon the Company's credit loss experience, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

In determining the adequacy of its ALL, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. The ALL totaled $1,939,000, or 1.18% of total loans, as of December 31, 2000 versus $1,492,000 or 1.08% of total loans, a year earlier. In both periods, the ALL was determined to be an adequate allowance against foreseeable future losses. Note 3 to the consolidated financial statements provides a summary of the activity in the ALL for the five years ended December 31, 2000.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the allowance for loan losses arising from credit losses, recoveries of credits losses previously incurred, additions to the allowance for loan losses charged to operating expense, and certain ratios relating to the allowance for loan losses:

Analysis of the Allowance for Loan Losses
                                                 1996             1997             1998             1999              2000
                                              ------------     ------------     ------------     ------------     -------------
(Dollars in thousands)
Allowance for loan losses:
Beginning balance                          $          752   $          944   $        1,007    $       1,117    $        1,492
                                           ---------------  ---------------  ---------------   --------------   ---------------
Provision for loan losses                             220              120              153              365               420
Charge-offs:
   Commercial                                          47              105               53               62                 9
   Consumer                                                              3                                                   1
                                           ---------------  ---------------  ---------------   --------------   ---------------
      Total charge-offs                                47              108               53               62                10
                                           ---------------  ---------------  ---------------   --------------   ---------------
Recoveries:
   Commercial                                          16               51                9               72                37
   Consumer                                             3                                 1
                                           ---------------  ---------------  ---------------   --------------   ---------------
      Total recoveries                                 19               51               10               72                37
                                           ---------------  ---------------  ---------------   --------------   ---------------
Net charge-offs (recoveries)                           28               57               43              (10)              (27)
                                           ---------------  ---------------  ---------------   --------------   ---------------
Ending balance                             $          944   $        1,007   $        1,117    $       1,492    $        1,939
                                           ===============  ===============  ===============   ==============   ===============

Loans outstanding at December 31           $       81,713   $       88,186   $      111,075    $     137,966    $      164,823
Average loans outstanding during
    period ended December 31               $       72,393   $       82,959   $      100,130    $     125,035    $      149,645

Ratios:
Allowance to loans at end of period                 1.16%            1.14%            1.01%            1.08%             1.18%
Net charge-offs (recoveries)
    to average loans during period                  0.04%            0.07%            0.04%           -0.01%            -0.02%
Net charge-offs (recoveries)
    to allowance at beginning of period             3.72%            6.04%            4.27%           -0.90%            -1.81%


The following table sets forth the allocation of the allowance for loan losses as of the dates indicated:


Allocation of the Allowance for Loan Losses
(Dollars in thousands)

                         1996                     1997                    1998                  1999                    2000
                ---------------------- ------------------------ ----------------------- ----------------------- --------------------
                            Percent of               Percent of              Percent of             Percent of            Percent of
                Allowance     Loans     Allowance      Loans     Allowance     Loans     Allowance     Loans    Allowance   Loans
                  for        in Each      for         in Each      for        in Each      for        in Each     for      in Each
                  Loan     Category to    Loan      Category to    Loan     Category to    Loan     Category to   Loan   Category to
                 Losses    Total Loans   Losses     Total Loans   Losses    Total Loans   Losses    Total Loans  Losses  Total Loans
                ---------- ----------- ----------  ------------ ----------  ----------- ---------- ------------ --------- ----------

Commercial      $     583     42.85 %  $     570       41.79 %  $     641      42.79 %  $     904     47.87 %   $     793    43.34 %
Real Estate           202     50.27          245       52.39          245      53.27          260     48.98           978    53.47
Consumer               48      6.88           43        5.82           38       3.94           30      3.15            65     3.19
Not Allocated         111       N/A          149         N/A          193        N/A          298       N/A           103      N/A
                ---------- ----------- ----------  ------------ ----------  ----------- ---------- ------------ ---------- ---------
          Total $     944    100.00 %  $   1,007      100.00 %  $   1,117     100.00 %  $   1,492    100.00 %   $   1,939   100.00 %
                ========== =========== ==========  ============ ==========  =========== ========== ============ ========== =========


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

Investments. Total investment securities decreased by $9,018,000, or 25.0% in 2000, as compared to a decrease of $5,960,000, or 14.2% in 1999. At December 31, 2000, investment securities held to maturity remained at $2,000,000, unchanged from December 31, 1999. Investment securities available for sale decreased $9.0 million as the Company used the proceeds of sales and maturities to fund loan growth during the year. At December 31, 2000, $2.0 million, or 7.4% of the Company's investment securities were invested in callable government agency debentures compared to $2.0 million, or 5.5% at December 31, 1999. These securities offer above market yields, but may be called if interest rates fall below certain levels. If these securities are called, the Company may not be able to reinvest the proceeds to obtain the same yield.

Deposits. Total deposits increased by $8.8 million, or 4.9%, during 2000 as compared to an increase of $24.9 million, or 16.1%, during 1999. The increase in 2000 was primarily the result of growth in existing operations. The Company's cost of funds increased to 2.96% during 2000 from 2.73% during 1999 as the Company's rates paid on deposits in 2000 increased from the rates paid in 1999 in response to the increase in overall interest rates year over year. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):



                                                                              For the Years Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                             1998                        1999                       2000
                                                   ------------------------    ------------------------    ------------------------
                                                    Average        Average       Average       Average       Average       Average
                                                    Balance         Rate         Balance         Rate        Balance        Rate
                                                   ----------    ----------    ----------     ----------    ----------   ----------
Noninterest-bearing demand deposits               $    31,371                  $   40,290                $  47,329

Interest-bearing transaction deposits
 (includes money market deposit accounts)              88,255        3.93%          98,954        3.42%      108,708        3.70%
Savings deposits                                        1,845        1.92%           2,259        1.90%        2,146        1.95%
Time deposits, $100,000 and over                       12,493        5.31%          13,477        4.85%       17,730        5.46%
Other time deposits                                     8,194        5.06%           8,816        4.41%        9,086        4.96%
                                                   ------------                ------------              ------------
    Total interest-bearing                            110,787        4.14%         123,506        3.62%      137,670        3.98%
                                                   ------------                ------------              ------------

Total deposits                                    $   142,158        3.23%      $  163,796        2.73%    $ 184,999        2.96%
                                                   ============                ============              ============

RESULTS OF OPERATIONS

Net Interest Income / Net Interest Margin. Net interest income increased by $2,214,000, or 21.1%, during 2000 to reach $12.7 million. This compares to net interest income of $10.5 million in 1999 and $8.6 million in 1998. The increase in 2000 was primarily due to the growth in average loans, largely due to the continuation of favorable economic conditions in the Company's market areas.


The following table sets forth average assets,  liabilities,  and  shareholders'
equity; the amount of interest income or interest expense;  the average yield or
rate  for  each  category  of  interest-bearing   assets  and   interest-bearing
liabilities;  and the net interest margin for the periods indicated.  Nonaccrual loans are  included  in the  average  balances  and only  collected  interest on nonaccrual  loans  is  included  in the  interest  column.  (dollar  amounts  in thousands):
                                       -----------------------------------------------------------------------------------
                                                    1998                       1999                        2000
                                       -----------------------------------------------------------------------------------
                                        Average                    Average                     Average
                                        Balance   Interest  Rate   Balance   Interest  Rate    Balance   Interest  Rate
                                       -----------------------------------------------------------------------------------
ASSETS
Federal funds sold                      $  9,005    $ 473    5.25%  $ 10,775  $   544   5.05%   $ 10,810  $    677   6.26%
Interest-bearing deposits with banks         286       17    5.94%       286       15   5.24%        286        17   5.94%
Investment securities                     36,431    2,156    5.93%    31,475    1,732   5.51%     29,440     1,713   5.82%
Loans                                    100,130   10,559   10.55%   125,035   12,735  10.19%    149,645    15,838  10.58%
                                       ------------------------------------------------------------------------------------
Total Earning Assets                     145,852   13,205    9.06%   167,571   15,026   8.97%    190,181    18,245   9.59%
Total Non-earning Assets                  10,894                      12,127                      13,566
                                       ----------                  ----------                 -----------
Total Assets                            $156,746                    $179,698                    $203,747
                                       ==========                  ==========                 ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                         $ 31,371                    $ 40,290                    $ 47,329

Interest-bearing transaction accounts     88,255    3,472    3.93%    98,954    3,388   3.42%    108,708     4,020   3.70%
Time deposits, $100,000 or more           12,493      664    5.31%    13,477      653   4.85%     17,730       968   5.46%
Savings and other time                    10,039      450    4.48%    11,075      432   3.90%     11,232       493   4.39%
                                       ------------------------------------------------------------------------------------
     Total interest-bearing deposits     110,787    4,586    4.14%   123,506    4,473   3.62%    137,670     5,481   3.98%
                                       ------------------------------------------------------------------------------------
Other borrowings                             495       24    4.85%       793       37   4.67%      1,510        34   2.25%
                                       ------------------------------------------------------------------------------------
     Total interest-bearing liabilities  111,282    4,610    4.14%   124,299    4,510   3.63%    139,180     5,515   3.96%
Other liabilities                          1,243                       1,483                       1,714
Shareholders' equity                      12,850                      13,626                      15,524
Total Liabilities
                                       ----------                  ----------                 -----------
     and Shareholders' Equity           $156,746                    $179,698                    $203,747
                                       ==========                  ==========                 ===========

                                                 ---------                   ---------                   ----------
Net interest income                               $ 8,595                     $10,516                     $ 12,730
                                                 =========                   =========                   ==========

Net interest margin                                          5.89%                      6.28%                        6.69%

The Company's net interest margin (net interest income divided by average earning assets) increased to 6.69% during 2000. This compared to 6.28% in 1999 and 5.89% in 1998. The increases were primarily attributable to growth in average loans, which generally provide a greater return than other interest-earning assets. The increase in average loans was largely due to the continuation of favorable economic conditions in the Company's market areas.

         The following  table  presents the dollar amount of changes in interest earned and interest paid for each major category of  interest-earning  asset and interest-bearing  liability  and the  amount of change  attributable  to average balances  (volume)  fluctuations  and average  rate  fluctuations.  The variance attributable  to both balance and rate  fluctuations  is allocated to a combined rate/volume variance (dollar amounts in thousands):
                                                    1999 Compared to 1998                       2000 Compared to 1999
                                                 Increase (decrease) due to                  Increase (decrease) due to
                                         ----------------------------------------------------------------------------------------
                                                                 Rate/                                      Rate/
                                           Volume      Rate      Volume    Total      Volume      Rate      Volume     Total
                                         ----------------------------------------------------------------------------------------
Interest Income:
   Federal funds sold                         $93     ($18)       ($4)       $71         $2       $131         $0       $133
   Interest-bearing deposits with banks         0       (2)         0         (2)         0          2          0          2
   Investment securities                     (292)    (153)        21       (424)      (111)        98         (6)       (19)
   Loans                                    2,626     (360)       (90)     2,176      2,514        492         97      3,103
                                         ------------------------------------------------------------------------------------
Total Interest Income                       2,427     (533)       (73)     1,821      2,405        723         91      3,219
                                         ------------------------------------------------------------------------------------

Interest Expense:
   Interest-bearing transaction accounts      421     (450)       (55)       (84)       331        274         27        632
   Time deposits, $100,000 or more             52      (58)        (5)       (11)       207         82         26        315
   Savings and other time                      46      (58)        (6)       (18)         6         54          1         61
   Other borrowings                            15       (1)        (1)        13         33        (19)       (17)        (3)
                                         ------------------------------------------------------------------------------------
Total Interest Expense                        534     (567)       (67)      (100)       577        391         37      1,005
                                         ------------------------------------------------------------------------------------

Net Interest Income                        $1,893      $34        ($6)    $1,921     $1,828       $332        $54     $2,214
                                         ====================================================================================

Provision for Loan Losses. The Company provided $420,000 to the ALL during 2000 compared to $365,000 in 1999 and $153,000 in 1998. The provisions during these periods were recorded primarily due to growth in the loan portfolio. Net credit recoveries were $27,000 in 2000, compared to net credit recoveries of $10,000 in 1999 and net credit losses of $43,000 in 1998.

Noninterest Income. The following table summarizes noninterest income for the years 1998, 1999 and 2000 and expresses these amounts as a percentage of average assets (dollar amounts in thousands):

                                                     Years Ended December 31,
                                             -----------------------------------
Components of Noninterest Income                1998         1999         2000
-----------------------------------------    ---------    -----------  ---------
Gain on sale of SBA loans                  $     151     $      87    $      85
Service fees on deposit accounts                 522           610          468
Loan servicing fees                               45            53           56
Gain on sale of investment securities             53            13           (2)
Other income                                     238           225          262
                                             --------      --------     --------
    Total                                  $   1,009     $     988    $     869
                                             ========      ========     ========

As a Percentage of Average Assets
-----------------------------------------
Gain on sale of SBA loans                      0.10%         0.05%        0.04%
Service fees on deposit accounts               0.33%         0.34%        0.23%
Loan servicing fees                            0.03%         0.03%        0.03%
Gain on sale of investment securities          0.03%         0.01%        0.00%
Other income                                   0.15%         0.12%        0.13%
                                             --------      --------     --------
    Total                                      0.64%         0.55%        0.43%
                                             ========      ========     ========

Noninterest Expenses. The following table summarizes noninterest expenses and the associated ratios to average assets for the years 1998, 1999 and 2000 (dollar amounts in thousands):

--------------------------------------------------------------------------------
                                                Years Ended December 31,
                                       -----------------------------------------
--------------------------------------------------------------------------------
Components of Noninterest Expense         1998            1999          2000
--------------------------------------------------------------------------------
Salaries and employee benefits       $    3,646       $   4,069     $    4,464
Occupancy expense                           864             983          1,097
Furniture and equipment expense             414             414            464
Professional services                       310             300            272
Supplies                                    294             272            278
Promotional                                 361             293            305
Data processing                             323             369            361
Regulatory assessments                       58              41             61
Other                                       433             428            561
-------------------------------------------------------------------------------
    Total                            $    6,703       $   7,169     $    7,863
===============================================================================
Average full-time equivalent staff           55              56             58

As a Percentage of Average Assets
-------------------------------------------------------------------------------
Salaries and employee benefits            2.32%           2.26%          2.19%
Occupancy expense                         0.55%           0.55%          0.54%
Furniture and equipment expense           0.26%           0.23%          0.23%
Professional services                     0.20%           0.17%          0.13%
Supplies                                  0.19%           0.15%          0.14%
Promotional                               0.23%           0.16%          0.15%
Data processing                           0.21%           0.21%          0.18%
Regulatory assessments                    0.04%           0.02%          0.03%
Other                                     0.28%           0.24%          0.27%
-------------------------------------------------------------------------------
    Total                                 4.28%           3.99%          3.86%
===============================================================================


Income Taxes. The Company's effective tax rate was 41.1% in 2000 compared to 41.2% in 1999 and 41.0% in 1998. Note 6 to the consolidated financial statements provides a reconciliation of the statutory tax rates to the effective tax rate for each period.

Liquidity and Asset/Liability Management. Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and increases in other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During 2000, federal funds sold averaged $10.8 million, or 5.3% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank.

As of December 31, 2000, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $35.7 million, or 17.1% of total assets. This represented the total amount of liquid assets available for sale and/or available to secure the Company's lines of credit.

Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. As of December 31, 2000, the loan-to-deposit ratio was 87.4% compared to 76.7% a year earlier.

Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings) as measured by the liquidity ratio. As of December 31, 2000, this ratio was 1.3% compared to 15.2% a year earlier.

As of December 31, 2000 the Company had no material commitments that were expected to adversely impact liquidity.

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

         The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest sensitive assets divided by interest sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):

December 31, 2000                                               Over 90      Over 180     After One      After
                                                  90 days       days to       days to      Year to        Five
                                                  or less      180 days      365 days     Five Years     Years         Total
                                                 -----------  ------------  ------------  -----------  -----------  ------------
Earning Assets (Rate Sensitive):
   Federal funds sold                          $        250                                                       $         250
   Interest-bearing deposits with other banks            90               $         196                                     286
   Investment securities, at amortized cost           2,000                       1,010 $     19,960 $      4,050        27,020
   Loans, gross of allowance for possible losses
       and deferred loan fees                        84,781 $       1,324         1,694       59,767       17,477       165,043
                                                 -----------  ------------  ------------  -----------  -----------  ------------
     Total                                           87,121         1,324         2,900       79,727       21,527       192,599
                                                 -----------  ------------  ------------  -----------  -----------  ------------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing transaction deposits                                         45,326       59,958                    105,284
   Time deposits, $100,000 or more                   14,456         4,519         5,678          500                     25,153
   Savings and other time deposits                    2,924         2,600         1,529        3,712                     10,765
   Other borrowings                                     750                                                                 750
   Trust preferred securities                                                                               3,000         3,000
                                                 -----------  ------------  ------------  -----------  -----------  ------------
     Total                                           18,130         7,119        52,533       64,170        3,000       144,952
                                                 -----------  ------------  ------------  -----------  -----------  ------------
Period GAP                                     $     68,991 $      (5,795)$     (49,633)$     15,557 $     18,527
                                                 ===========  ============  ============  ===========  ===========
Cumulative GAP                                 $     68,991 $      63,196 $      13,563 $     29,120 $     47,647
                                                 ===========  ============  ============  ===========  ===========
Interest Sensitivity GAP Ratio                       79.19%      (437.69%)    (1711.48%)      19.51%       86.06%
                                                 ===========  ============  ============  ===========  ===========
Cumulative Interest Sensitivity                      79.19%        71.45%        14.85%       17.02%       24.74%
                                                 ===========  ============  ============  ===========  ===========

         The Company classifies its interest-bearing transaction accounts and savings accounts into the over 180 days to 365 days time period as well as the after one year to five years time period. This is done to adjust for the relative insensitivity of these accounts to changes in interest rates. Although rates on these accounts can be contractually reset at the Company's discretion, historically these accounts have not demonstrated strong correlations to changes in the prime rate. Generally, a positive gap at one year indicates that net interest income and the net interest margin will increase if interest rates rise in the future. A negative gap at one year indicates that net interest income and the net interest margin will decrease if interest rates rise in the future. Currently, the Company neither utilizes financial derivatives to hedge its asset/liability position nor has any plans to employ such strategies in the near future.

The maturities and weighted average yields of investment securities are presented in the following table:
Maturities of Investment Securities at December 31, 2000 (At amortized cost)

                                                    After 1 Year       After 5 Years
                                 Within 1 Year     Within 5 Years     Within 10 Years           Total
                               -------------------------------------------------------------------------------
(Dollars in thousands)          Amount    Yield   Amount     Yield    Amount    Yield     Amount     Yield
U.S. Treasury and other
     U.S. government agencies     $2,010   5.32%   $19,031     5.76%    $4,050    5.61%    $25,091      5.70%
Corporate securities                                 1,929     6.32%                         1,929      6.32%
--------------------------------------------------------------------------------------------------------------
   Total                          $2,010   5.32%   $20,960     5.81%    $4,050    5.61%    $27,020      5.75%
==============================================================================================================


Time Certificates, $100,000 and Over

         The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (dollar amounts in thousands):

Time remaining to maturity                      December 31, 2000
                                              -------------------
Three months or less                             $        14,456
After three months to six months                           4,519
After six months to one year                               5,678
After twelve months                                          500
                                                -----------------
          Total                                  $        25,153
                                                =================


Maturities of Loans at December 31, 2000

Time remaining to maturity     Fixed rate     Adjustable rate     Total
                              --------------  --------------  -------------
One year or less                  $ 8,397        $ 36,118        $ 44,515
After one year to five years       58,294          19,972          78,266
After five years                   17,478          24,784          42,262
                              ------------    --------------  -------------
    Total                        $ 84,169        $ 80,874       $ 165,043
                              ============    ==============  =============


As of December 31, 2000, the percentage of loans held for investment with fixed and floating interest rates was 51% and 49%, respectively.

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
              Loans to Consumers and Individuals             1 to 5


Capital Resources. Total shareholders' equity was $15.1 million as of December 31, 2000 compared to $14.4 million a year earlier.

Trust Preferred Securities

On September 7, 2000, the Company completed an offering of 10.60% capital securities in an aggregate amount of $3.0 million through MCB Statutory Trust I (the "Trust"), a wholly owned trust subsidiary formed for the purpose of the offering. The securities issued in the offering were sold by the Trust in a private transaction pursuant to an applicable exemption from registration under the Securities Act. The entire proceeds of the issuance were invested by the Trust in $3,000,000 of 10.60% Junior Subordinated Deferrable Interest Debentures due 2030 issued by the Company under a similar exemption from registration. The debentures represent the sole assets of the Trust. Interest on the debentures is payable semi-annually and the principal is redeemable by the Company at a premium beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the principal is redeemable by the Company at 100% of the principal amount. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on September 7, 2030. The debentures bear the same terms and interest rates as the trust preferred securities.

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

The debentures and related Trust investment in the debentures have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier I capital. Any additional portion of trust preferred securities would currently qualify as Tier 2 capital. As of December 31, 2000, the entire $3.0 million outstanding of trust preferred securities qualified as Tier I capital.

Stock Repurchase Plan

In October, 2000 the Board of Directors authorized the Company to repurchase an additional $3 million of the Company's common stock in addition to the $2 million authorized pursuant to the repurchase program announced in February, 1999. The 1999 repurchase program was completed in November, 2000. As of December 31, 2000, 160,815 shares had been repurchased under the 2000 repurchase program for a total purchase price of $1,768,965.

Shareholder Rights Plan

In January, 1999 the Company adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on February 8, 1999. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $37.00 upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board of Directors, each right enables its holder (other than the prospective acquirer) to purchase the Preferred Stock at 50% of the market value. Further, in the event the Company is acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for common shares of the Company. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

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

Cash Dividends
During the third quarter of 1999 the Company began the payment of a regular quarterly cash dividend of $0.01 per share. Total dividends paid in 2000 totaled $81,000.

Risk Based Capital
Regulatory authorities have established minimum capital adequacy guidelines requiring that qualifying capital be 8% of risk-based assets, of which at least 4% must be tier 1 capital (primarily shareholders' equity). As of December 31, 2000 the Company's qualifying capital was 11.5%, of which the tier 1 capital ratio was 10.4%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (tier 1 capital divided by total assets) of 4%. As of December 31, 2000, the Company's leverage ratio was 8.3%.

Item 7. Financial Statements.

MCB Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 1999 and 2000
Dollar amounts in thousands                                               1999           2000

Assets

Cash and due from banks                                                 $   6,556    $  12,040
Federal funds sold                                                         10,400          250
                                                                        ---------    ---------

           Total cash and cash equivalents                                 16,956       12,290

Interest-bearing deposits with banks                                          286          286
Investment securities available for sale at fair value                     34,118       25,100
Investment securities held to maturity at amortized cost (fair values
   of $1,979 in 1999 and $1,999 in 2000)                                    2,000        2,000
Loans held for investment (net of allowance for loan losses of $1,492
  in 1999 and $1,939 in 2000)                                             136,474      162,884
Premises and equipment - net                                                2,791        3,470
Accrued interest receivable                                                 1,077        1,276
Deferred income taxes                                                       1,068        1,019
Other assets                                                                1,349          929
                                                                        ---------    ---------

Total assets                                                            $ 196,119    $ 209,254
                                                                        =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Noninterest-bearing                                                 $  41,011    $  47,383
    Interest-bearing:
      Transaction accounts                                                112,742      105,284
      Time certificates, $100,000 and over                                 14,471       25,153
      Savings and other time deposits                                      11,560       10,765
                                                                        ---------    ---------

           Total interest-bearing deposits                                138,773      141,202
                                                                        ---------    ---------

            Total deposits                                                179,784      188,585
  Other borrowings                                                            750          750
  Accrued interest payable and other liabilities                            1,188        1,813
                                                                        ---------    ---------

           Total liabilities                                              181,722      191,148
                                                                        ---------    ---------

  Company obligated mandatorily redeemable cumulative
   trust preferred securities of subsidiary trust holding solely
   junior subordinated debentures                                                        3,000


Shareholders' equity:
  Preferred stock, no par value:  authorized 20,000,000 shares;
    none issued or outstanding
  Common stock, no par value:  authorized 20,000,000 shares;
    issued and outstanding 2,078,501 shares in 1999 and 1,834,877
    in 2000                                                                10,750        9,501
  Accumulated other comprehensive (loss) income                              (518)          47
  Retained earnings                                                         4,165        5,558
                                                                        ---------    ---------

           Total shareholders' equity                                      14,397       15,106
                                                                        ---------    ---------

Total liabilities and shareholders' equity                              $ 196,119    $ 209,254
                                                                        =========    =========

See notes to consolidated financial statements.

MCB Financial Corporation and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 1998, 1999 and 2000
In thousands, except per share amounts                                         1998        1999        2000

Interest Income:
  Loans, including fees                                                       $ 10,559   $ 12,735   $ 15,838
  Federal funds sold                                                               473        544        677
  Investment securities                                                          2,173      1,747      1,730
                                                                              --------   --------   --------

           Total interest income                                                13,205     15,026     18,245

Interest Expense:
  Interest-bearing transaction, savings and other  time deposits                 3,922      3,820      4,513
  Time certificates, $100,000 and over                                             664        653        968
  Other interest                                                                    24         37         34
                                                                              --------   --------   --------

           Total interest expense                                                4,610      4,510      5,515
                                                                              --------   --------   --------

Net Interest Income                                                              8,595     10,516     12,730

Provision for Loan Losses                                                          153        365        420
                                                                              --------   --------   --------

Net Interest Income After Provision for Loan Losses                              8,442     10,151     12,310

Other Income:
  Gain on sale of loans                                                            151         87         85
  Service fees on deposit accounts                                                 522        610        468
  Loan servicing fees                                                               45         53         56
  Gain on sale of investment securities                                             53         13         (2)
  Other                                                                            238        225        262
                                                                              --------   --------   --------

           Total other income                                                    1,009        988        869
                                                                              --------   --------   --------

Other Expenses:
  Salaries and employee benefits                                                 3,646      4,069      4,464
  Occupancy expense                                                                864        983      1,097
  Furniture and equipment expense                                                  414        414        464
  Professional services                                                            310        300        272
  Supplies                                                                         294        272        278
  Promotional expenses                                                             361        293        305
  Data processing fees                                                             323        369        361
  Regulatory assessments                                                            58         41         61
  Other                                                                            433        428        561
                                                                              --------   --------   --------

           Total other expenses                                                  6,703      7,169      7,863
                                                                              --------   --------   --------

Income Before Income Taxes and Dividends Paid on Trust Preferred Securities      2,748      3,970      5,316

Income Tax Provision                                                             1,127      1,637      2,145
                                                                              --------   --------   --------

Income Before Dividends Paid on Trust Preferred Securities                       1,621      2,333      3,171

Dividends paid on trust preferred securities                                                             101

Net Income                                                                    $  1,621   $  2,333   $  3,070
                                                                              ========   ========   ========
Basic Earnings Per Share                                                      $   0.75   $   1.12   $   1.52
                                                                              ========   ========   ========
Diluted Earnings Per Share                                                    $   0.70   $   1.07   $   1.45
                                                                              ========   ========   ========

See notes to consolidated financial statements.


MCB  Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
Years ended December 31, 1998, 1999 and 2000

In thousands                                                                              1998         1999        2000
Net Income                                                                               $1,621       $2,333      $3,070

Other comprehensive income:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period (net of taxes                 159         (717)        566
         of $110 in 1998, $(498) in 1999 and $393 in 2000)
      Less: reclassification adjustment for gains (losses) included
         in net income (net of taxes of $22 in 1998, $5 in 1999 and $(1) in 2000)            31            8          (1)
                                                                                   --------------------------------------
   Other comprehensive income (loss)                                                        190         (709)        565
                                                                                   --------------------------------------
   Comprehensive income                                                                  $1,811       $1,624      $3,635
                                                                                   ======================================

See notes to consolidated financial statements.

MCB Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 1998, 1999 and 2000

                                                                          Accumulated
                                                    Common Stock             Other
                                            ----------------------------- Comprehensive     Retained
Dollar amounts in thousands                   Shares        Amount        Income (Loss)     Earnings          Total
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                      2,054,715        $10,300              $1           $1,666          $11,967
  Net income                                                                                      1,621            1,621
  Other comprehensive income, net of taxes                                         190                               190
  Common stock issued upon
     exercise of stock options                   26,457            115                                               115
  Tax benefit of stock options exercised                                                             36               36
  Purchases of common stock                     (92,156)          (461)                            (386)            (847)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    1,989,016          9,954             191            2,937           13,082
  Net income                                                                                      2,333            2,333
  Other comprehensive income, net of taxes                                        (709)                             (709)
  Dividends on common stock (5%)
     Cash payment                                                                                    (2)              (2)
     Stock issued                                98,427            867                             (867)
  Cash Dividends                                                                                    (40)             (40)
  Common stock issued upon
     exercise of stock options                   77,831            363                                               363
  Tax benefit of stock options exercised                                                            110              110
  Purchases of common stock                     (86,773)          (434)                            (306)            (740)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    2,078,501         10,750            (518)           4,165           14,397
  Net income                                                                                      3,070            3,070
  Other comprehensive income, net of taxes                                         565                               565
  Cash Dividends                                                                                    (81)             (81)
  Common stock issued upon
     exercise of stock options                   44,212            191                                               191
  Tax benefit of stock options exercised                                                             41               41
  Purchases of common stock                    (287,836)        (1,440)                          (1,637)          (3,077)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    1,834,877         $9,501             $47           $5,558          $15,106
=========================================================================================================================

See notes to consolidated financial statements.

MCB Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 1998, 1999 and 2000

Dollar Amounts In Thousands                                                        1998        1999        2000

Cash Flows From Operating Activities:
  Net income                                                                      $  1,621    $  2,333    $  3,070
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                          153         365         420
    Depreciation and amortization                                                      479         463         428
    Gain on sale of investment securities, net                                         (53)        (13)          2
    Deferred income taxes                                                              (32)        (17)       (352)
    Changes in:
        Accrued interest receivable                                                    (82)         75        (199)
        Other assets                                                                   124        (309)        420
        Accrued interest payable and other liabilities                                  96         161         683
                                                                                  --------    --------    --------
           Net cash provided by operating activities                                 2,306       3,058       4,472
                                                                                  --------    --------    --------
Cash Flows From Investing Activities:
  Held to maturity securities:
     Calls                                                                          21,250       4,055
     Purchases                                                                      (2,055)
  Available for sale securities:
     Maturities                                                                      3,046       4,272       5,000
     Calls                                                                           1,000
     Purchases                                                                     (30,642)    (26,760)     (6,925)
     Sales                                                                           1,206      23,164      11,957
  Decrease in interest-bearing deposits with banks
  Net (increase) in loans held for investment                                      (22,932)    (26,881)    (26,830)
  Purchases of premises and equipment                                                 (278)       (811)     (1,174)
                                                                                  --------    --------    --------
          Net cash used by investing activities                                    (29,405)    (22,961)    (17,972)
                                                                                  --------    --------    --------
Cash Flows From Financing Activities:
  Net increase in noninterest-bearing demand deposits                                9,637       2,223       6,372
  Net increase in interest-bearing transaction, savings and
    other time deposits                                                             19,135      22,657       2,429
  Net increase (decrease) in other borrowings                                         (394)        394
  Proceeds from Company obligated mandatorially redeemable preferred securities
    of subsidiary trust holding solely junior subordinated debentures                                        3,000
  Cash dividends paid                                                                              (40)        (81)
  Cash payment for fractional shares resulting from stock dividend                                  (2)
  Proceeds from the exercise of stock options                                          115         362         191
  Purchases of common stock                                                           (847)       (739)     (3,077)
                                                                                  --------    --------    --------
           Net cash provided by financing activities                                27,646      24,855       8,834
                                                                                  --------    --------    --------
Net Increase in Cash and Cash Equivalents                                              547       4,952      (4,666)
                                                                                  --------    --------    --------
Cash and Cash Equivalents:
  Beginning of year                                                                 11,457      12,004      16,956
                                                                                  --------    --------    --------

  End of year                                                                     $ 12,004    $ 16,956    $ 12,290
                                                                                  ========    ========    ========
Cash Paid During the Year for:
  Interest on deposits and other borrowings                                       $  4,648    $  4,522    $  5,361
                                                                                  ========    ========    ========

  Income taxes                                                                    $    976    $  1,666    $  2,255
                                                                                  ========    ========    ========

Noncash Investing and Financing Activities:
  Stock dividends paid on common stock                                                        $    867
                                                                                              ========

See notes to consolidated financial statements.

MCB FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCB Financial Corporation (the "Company" on a consolidated basis) is a bank holding company with one bank subsidiary: Metro Commerce Bank (the"Bank"). MCB Statutory Trust I (the Trust), which is a Connecticut statutory trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of the Company. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practice in the banking industry. The Company was incorporated in California on January 20, 1993 for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956.

The following is a summary of the significant accounting policies and reporting methods used by the Company:

Nature of Operations

The Company operates five branches in the San Francisco Bay Area and one branch in Upland, California. The Company's primary source of revenue is providing loans to small and middle-market businesses.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, the Bank and the Trust. All intercompany amounts are eliminated in consolidation.

Cash and Due from Banks

Cash and due from banks include balances with the Federal Reserve Bank. The Company is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Company's average daily deposit balances. At December 31, 2000, the Company had required balances and compensating balances with the Federal Reserve of $1,676,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

The Company classifies its qualifying investments as trading, available for sale or held to maturity. Management has reviewed the securities portfolio and classified securities as either held to maturity or available for sale. The Company's policy of classifying investments as held to maturity is based upon its ability and management's intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices . Unrealized gains and losses on securities available for sale are included as a component of shareholders' equity on an after-tax basis. Gains and losses on dispositions of investment securities are included in noninterest income and are determined using the specific identification method.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio and commitments to extend credit. The allowance is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit, including current and projected economic conditions, past credit experience, the value of the underlying collateral, and such other factors that in management's judgment deserve current recognition in estimating potential credit losses. Loans deemed uncollectible are charged-off and deducted from the allowance, while subsequent recoveries are credited to the allowance.

A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are carried at the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent, if less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount). An impairment is recognized by adjusting an allocation of the existing allowance for loan losses.

Premises and Equipment

Premises and equipment consist of leasehold improvements, furniture and equipment, and automobiles which are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, primarily from three to ten years. Leasehold improvements are amortized over the terms of the lease or their estimated useful lives, whichever is shorter.

Stock-based Compensation

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Income Taxes

The Company and the Bank file consolidated income tax returns. The Company provides a deferred tax expense or benefit equal to the net change in deferred tax assets and liabilities during the year. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Comprehensive Income

Comprehensive income is equal to net income plus the change in "other comprehensive income" which includes income and (loss) from non-owner sources. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available for sale investments.

Net Income Per Common Share

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

Derivatives and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities," is effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. SFAS 133 as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt the standard effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position or results of operations, or cash flows of the Company.

Accounting Pronouncements

SFAS No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125,"Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Standards Board ("FASB"), and some were changed only in minor ways. In issuing SFAS No.140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Required disclosures about securitization and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000 have been included herein. Management does not expect the adoption of SFAS No. 140 on March 31, 2001 to have a significant impact on the financial position or results of operations of the Company.

Reclassifications

Certain 1998 and 1999 amounts were reclassified to conform to the 2000 presentation.

2.    INVESTMENT SECURITIES

The amortized  cost and  approximate  market value of  investment  securities at
December 31 were as follows (dollar amounts in thousands):
                                                    Gross         Gross        Estimated
                                     Amortized    Unrealized    Unrealized       Fair      Carrying
                                       Cost         Gains         Losses         Value       Value
2000:
  Held to maturity securities:
    U.S. Government agencies          $ 2,000                    $    (1)      $ 1,999      $ 2,000
                                      -------      -------       -------       -------      -------

           Total held to maturity       2,000                         (1)        1,999        2,000
                                      -------      -------       -------       -------      -------

  Available for sale securities:
    U.S. Treasury                      13,983          188           (42)       14,129       14,129
    U.S. Government agencies            9,108            5           (75)        9,038        9,038
    Corporate securities                1,929            4         1,933         1,933
                                      -------      -------       -------       -------      -------

           Total available for sale    25,020          197          (117)       25,100       25,100
                                      -------      -------       -------       -------      -------

Total investment securities           $27,020      $   197       $  (118)      $27,099      $27,100
                                      =======      =======       =======       =======      =======


                                                    Gross         Gross        Estimated
                                     Amortized    Unrealized    Unrealized       Fair      Carrying
                                       Cost         Gains         Losses         Value       Value
1999:
  Held to maturity securities:
    U.S. Government agencies          $  2,000                   $   (21)       $ 1,979     $ 2,000
                                      --------     ------        -------        -------     -------
           Total held to maturity        2,000                       (21)         1,979       2,000
                                      --------     ------        -------        -------     -------
  Available for sale securities:
    U.S. Treasury                       21,920                   $  (320)        21,600      21,600
    U.S. Government agencies            11,134                      (537)        10,597      10,597
    Coporate securities                  1,950                       (29)         1,921       1,921
                                      --------     ------        -------        -------     -------
           Total available for sale     35,004                      (886)        34,118      34,118
                                      --------     ------        -------        -------     -------
Total investment securities           $ 37,004     $             $  (907)       $36,097     $36,118
                                      ========     ======        =======        =======     =======



                                                    Gross         Gross        Estimated
                                     Amortized    Unrealized    Unrealized       Fair      Carrying
                                       Cost         Gains         Losses         Value       Value
1998:
  Held to maturity securities:
    U.S. Government agencies          $ 6,055           26                      $ 6,081     $ 6,055
                                      -------      -------       -----          -------     -------

           Total held to maturity       6,055           26                        6,081       6,055
                                      -------      -------       -----          -------     -------

  Available for sale securities:
    U.S. Treasury                      15,206          214       $  (6)          15,414      15,414
    U.S. Government agencies           17,247          137         (60)          17,324      17,324
    Mortage-backed securities           1,172            5                        1,177       1,177
    Coporate securities                 1,971           36                        2,007       2,007
    Municipal bonds                       100            1                          101         101
                                      -------      -------       -----          -------     -------

           Total available for sale    35,696          393         (66)          36,023      36,023
                                      -------      -------       -----          -------     -------

Total investment securities           $41,751      $   419       $ (66)         $42,104     $42,078
                                      ========        ======     =====          =======     =======



    The following table shows the amortized cost and approximate fair value of investment securities by contractual maturity at December 31, 2000 (dollar amounts in thousands):





                                                      Held to Maturity                 Available for Sale
                                               --------------------------------  --------------------------------
                                                  Amortized         Fair            Amortized         Fair
                                                    Cost            Value             Cost            Value
Within one year                                   $ 1,000         $   999           $ 1,010         $ 1,003
After one but within five years                     1,000           1,000            19,960          20,078
Over five years                                                                       4,050           4,019
                                                  -------         -------           -------         -------

Total                                             $ 2,000         $ 1,999           $25,020         $25,100
                                                  =======         =======           =======         =======



The Bank carries its Federal Reserve Bank stock and Federal Home Loan Bank stock as other assets. These securities are not covered by the provisions of SFAS No. 115 and are recorded at historical cost. The total carrying value at December 31, 1999 and 2000 was $791,000 and $327,000, respectively.

Securities with an amortized cost of approximately $8,062,000 as of December 31, 1999, and $6,050,000 as of December 31, 2000, were pledged to secure other borrowings.

In 2000, proceeds from the sale of investment securities available for sale totaled $11,957,000. Realized net losses on these sales totaled $2,000. In 1999, proceeds from the sale of investment securities available for sale totaled $23,164,000. Realized net gains on these sales totaled $13,000. In 1998, proceeds from sale of investment securities available for sale totaled $1,206,000, and the realized net gains totaled $53,000.

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES


Loans at December 31, consisted of the following (dollar amounts in thousands):

                                              1998         1999         2000

Commercial                                  $  22,504    $  23,413    $  27,137
Real estate:
  Commercial                                   72,605       83,737      108,557
  Construction                                  9,619       23,546       24,157
  Land                                          2,592        4,440        1,675
Home equity                                     1,703        1,289        1,581
Loans to consumers and individuals              2,085        1,672        1,936
                                            ---------    ---------    ---------

           Total                              111,108      138,097      165,043

Deferred loan fees                                (33)        (131)        (220)
Allowance for loan losses                      (1,117)      (1,492)      (1,939)
                                            ---------    ---------    ---------

Total                                       $ 109,958    $ 136,474    $ 162,884
                                            =========    =========    =========



The Company is principally engaged in commercial banking in the San Francisco Bay and Greater Los Angeles Areas of California. The Company primarily grants commercial loans, the majority of which are secured by commercial properties. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic sector of Northern California, including the real estate markets of the San Francisco Bay Area. Approximately 49% of the Company's loans have interest rates that are variable and tied to the prime rate, whereas the remaining are fixed rate loans.

Following is a schedule of the activity in the allowance for loan losses on loans for the years ended December 31 (dollar amounts in thousands):

                                             1998           1999          2000

Balances, January 1                         $ 1,007       $ 1,117       $ 1,492
Provision for loan losses                       153           365           420
Loans charged-off                               (53)          (62)          (10)
Recoveries                                       10            72            37
                                            -------       -------       -------

Total                                       $ 1,117       $ 1,492       $ 1,939
                                            =======       =======       =======


At December 31, 1999 and 2000, the Company had nonperforming loans in the amounts of $1,747,000 and $40,000, respectively. At December 31, 1999, the nonperforming loans included nonaccrual loans totaling $1,707,000. Had these loans performed under their contractual terms, $66,000 in additional interest income would have been recognized during the year.

At December 31, 2000, the nonperforming loans included one loan 90 days or more past due and still accruing totaling $40,000. This loan is well secured and in the process of collection.

At December 31, 1999 and 2000, the Company had loans identified as impaired, in the aggregate amounts of $1,747,000 and $40,000, respectively. The Company provided no specific allowance for loan losses at December 31, 1999 and 2000 for these impaired loans since they were adequately collateralized.


4.       PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, are as follows (dollar amounts in thousands):

                                                    1999       2000

Leasehold improvements                             $ 2,494    $ 2,936
Furniture and equipment                              2,574      2,838
Automobiles                                            274        356
Construction in progress                                          387
                                                   -------    -------
           Total                                     5,342      6,517
Less accumulated depreciation and amortization      (2,551)    (3,047)
                                                   -------    -------

Premises and equipment, net                        $ 2,791    $ 3,470
                                                   =======    =======




The amount of depreciation and amortization was $433,000 in 1998, $451,000 in 1999and $496,000 in 2000.


5.       DEPOSITS

The aggregate amount of short-term jumbo CD's, each with a minimum denomination of $100,000, was approximately $13,714,000 and $24,653,000 in 1999 and 2000, respectively.

At December 31, 2000, the scheduled maturities of CDs are as follows:


             2001                                         $  32,574
             2002                                               654
             2003                                               338
             2004                                                12
             2005                                                96
                                                        --------------
                      Total                                $ 33,674
                                                        ==============

6.       INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

                                                   1998       1999       2000

Current payable (benefit):
  Federal                                         $   867    $ 1,245    $ 1,864
  State                                               292        409        633
                                                  -------    -------    -------

           Total current payable (benefit)          1,159      1,654      2,497

Deferred:
  Federal                                             (37)       (15)      (316)
  State                                                 5         (2)       (36)
                                                  -------    -------    -------

           Total deferred                             (32)       (17)      (352)
                                                  -------    -------    -------

Total                                             $ 1,127    $ 1,637    $ 2,145
                                                  =======    =======    =======


A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates is as follows:

                                               1998         1999         2000

Statutory federal tax rate                      34.0 %       34.0 %       34.0 %
State income taxes, net of federal income
  tax benefit                                    7.1          7.1          7.1
Municipal interest                              (0.1)        (0.2)
Other                                                         0.3
                                            -----------------------------------

Effective tax rate                              41.0 %       41.2 %       41.1 %
                                            ===================================

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (dollar amounts in thousands):

                                                             December 31
                                                      ------------------------
                                                         1999           2000
Deferred tax assets:
  Net operating loss carryforwards                       $ 259          $ 224
  Reserves not currently deductible                        542            709
  Unrealized loss on securities available for sale         368
  State income taxes                                       108            181
  Other                                                     14            208
                                                      ------------------------
           Total                                         1,291          1,322

Deferred tax liabilities:
  Tax over book depreciation                               223            270
  Unrealized gain on securities available for sale                         33
                                                      ------------------------
           Total                                           223            303
                                                      ------------------------
Net deferred tax asset                                 $ 1,068        $ 1,019
                                                      ========================


The Company has acquired net operating loss carryforwards ("NOL") in connection with the acquisition of the Bank of Hayward in 1994. The utilization of NOLs acquired through acquisition is limited by federal tax laws. The Company has determined that the annual limitation on its ability to utilize NOLs is $78,130 for the fifteen-year period. The following table presents the NOLs (after limitation) at December 31, 2000, by expiration date:

              Expiration Date                                Federal Amount

            December 31, 2004                                    $ 391
            December 31, 2005                                       78
            December 31, 2006                                       11
            December 31, 2007                                      145
            December 31, 2008                                       78


The Company reduced its 2000 federal current tax liability by approximately $27,000 by utilizing $78,130 in net operating loss carryforwards.

7.       RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans and advances under lines of credit to directors and their related interests. All such loans and advances were made under terms that are consistent with the Company's normal lending policies.


At December 31, 2000, loans outstanding to related parties were $2,892,000 and loan commitments to related parties amounted to $3,905,000.

8.       STOCK OPTION PLANS

Stock Option Plans

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

The following is a summary of changes in options outstanding:
                                                                                               Weighted
                                                                                Number          Average
                                                                                  of           Exercise
                                                                                Shares           Price
                                                                            ----------------------------
Outstanding at January 1, 1998
   (234,817 exercisable at a weighted average price of $4.18)                    285,070        $ 4.30
Granted (weighted average fair value of $4.39)                                    10,762          9.72
Exercised                                                                        (27,779)         4.17
                                                                            ---------------------------
Outstanding at December 31, 1998
   (227,533 exercisable at a weighted average price of $4.26)                    268,053          4.52
Granted (weighted average fair value of $3.96)                                    87,147          7.59
Exercised                                                                        (80,797)         4.48
Canceled                                                                          (7,560)         7.27
                                                                            ---------------------------
Outstanding at December 31, 1999
   (181,080 exercisable at a weighted average price of $4.51)                    266,843          5.46
Granted (weighted average fair value of $4.92)                                    42,500         10.12
Exercised                                                                        (44,212)         4.32
Canceled                                                                         (12,810)         7.43
                                                                            ---------------------------
Outstanding at December 31, 2000                                                 252,321        $ 6.34
                                                                            ===========================



Additional  information regarding options outstanding as of December 31, 2000 is as follows:
                            Options Outstanding                                               Options Exercisable
         --------------------------------------------------------------------------    -------------------------------
                                                    Remaining         Weighted                            Weighted
                  Range of          Number         Contractual         Average           Number           Average
             Exercise Prices     Outstanding      Life (Yrs.)      Exercise Price      Exercisable     Exercise Price
         --------------------    --------------   --------------   ----------------    ------------    ---------------
          $ 3.24  --  $ 3.98            99,436         2.0                  $ 3.84          99,436             $ 3.84
            4.11  --    5.61            26,123         3.8                    4.74          25,021               4.71
            7.62  --    8.50            88,500         8.7                    7.77          32,400               7.70
            9.05  --   11.50            38,262         8.7                   10.64          11,957              10.31
                                 --------------                                        ------------
                                       252,321                                             168,814
                                 ==============                                        ============



At December 31, 2000, 341,485 options were available for future grants under the Plan.

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25,"Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following full vesting; stock volatility, 34% in 1998, 42% in 1999 and 41% in 2000; risk free interest rates, 4.7% in 1998, 6.3% in 1999 and 4.8% in 2000; no dividend yield in 1998, a dividend yield of 0.48% in 1999 and a dividend yield of 0.45% in 2000. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 - 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows (dollar amounts in thousands, except per share amounts):

                                        Years Ended December 31,
                                       1998       1999       2000
                                 --------------------------------------
Net Income:
   As reported                        $1,621     $2,333     $3,070
   Pro forma                           1,594      2,266      2,987
Basic earnings per share:
   As reported                         $0.75      $1.12      $1.52
   Pro forma                            0.74       1.09       1.48
Diluted earnings per share:
   As reported                         $0.70      $1.07      $1.45
   Pro forma                            0.70       1.04       1.41

9. TRUST PREFERRED SECURITIES

On September 7, 2000, the Company completed an offering of 10.60% capital securities in an aggregate amount of $3.0 million through MCB Statutory Trust I (the "Trust"), a wholly owned trust subsidiary formed for the purpose of the offering. The entire proceeds of the issuance were invested by the trust in $3,000,000 of 10.60% Junior Subordinated Deferrable Interest Debentures due 2030 issued by the Company. The debentures represent the sole assets of the Trust. Interest on the debentures is payable semi-annually and the principal is redeemable by the Company at a premium beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the principal is redeemable by the Company at 100% of the principal amount. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on September 7, 2030. The debentures bear the same terms and interest rates as the trust preferred securities.

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

The debentures and related Trust investment in the debentures have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of trust preferred securities would currently qualify as Tier 2 capital. As of December 31, 2000, the entire $3.0 million outstanding of trust preferred securities qualified as Tier 1 capital.


10.   COMMITMENTS AND CONTINGENCIES

The Bank leases its premises under noncancelable operating leases expiring through June 30, 2014. Future minimum lease commitments are $611,000 in 2001, $604,000 in 2002, $604,000 in 2003, $561,000 in 2004, $491,000 in 2005, and
$2,839,000, thereafter.

Rental expense for premises under operating leases included in occupancy expense was $583,000, $676,000 and $744,000 in 1998, 1999 and 2000, respectively.

There are various legal actions pending against the Company and the Bank arising from the normal course of business. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material effect on the financial position or results of operations of the Company.


11.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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


The following table summarizes these financial instruments and other commitments and contingent liabilities at December 31 (dollar amounts in thousands):

                                                               1999       2000
Financial instruments whose credit risk is represented
  by contract amounts:
  Commitments to extend credit - loans                        $33,750    $36,698
  Standby letters-of-credit and financial guarantees              495      1,551
                                                              -------    -------

Total                                                         $34,245    $38,249
                                                              =======    =======

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                             December 31, 2000
                                                           ---------------------
                                                            Carrying   Estimated
                                                             Amount   Fair Value
Financial assets:
  Cash and due from banks                                   $ 12,040   $ 12,040
  Federal funds sold                                             250        250
  Interest-bearing deposits with banks                           286        286
  Available for sale securities                               25,100     25,100
  Held to maturity securities                                  2,000      1,999
  Loans, net                                                 162,884    161,665
Financial liabilities:
  Noninterest-bearing deposits                                47,383     47,383
  Interest-bearing deposits                                  141,202    141,220
  Other borrowings                                               750        750
  Company obligated mandatorily redeemable cumulative
     trust preferred securities of subsidiary trust holding
     solely junior subordinated debentures                     3,000      3,000



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

In addition to the above, the allowance for loan losses is considered a reasonable adjustment for credit risk relating to the entire credit portfolio, including obligations to extent credit and other off-balance-sheet transactions.

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

Other Borrowings and Trust Preferred Securities - The fair value of the other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. Management does not intend to dispose of a significant portion of its financial instruments.

13.   REGULATORY MATTERS

The Company and Bank are subject to various regulations issued by Federal banking agencies, including minimum capital requirements. Failure to meet minimum regulatory capital requirements could result in regulators requiring prompt corrective action to be taken which could have a material effect on the financial statements. As of December 31, 2000, both the Company and Bank exceeded the capital adequacy requirements for a well capitalized institution.

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

As of December 31, 1999 and 2000, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The  Company and Bank's  actual  capital  amounts and ratios are also  presented below (dollar amounts in thousands):
                                                                        For Capital                 Required to be
                                         Actual                      Adequacy Purposes              Well Capitalized
-------------------------------------------------------------------------------------------------------------------------
2000                                     Amount       Ratio            Amount       Ratio             Amount      Ratio
-------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)
   Company                              $ 19,815      11.5 %          $ 13,790       8.0 %                n/a
   Bank                                   18,080      10.5 %            13,782       8.0 %           $ 17,228      10.0%

Tier 1 Capital (to risk weighted assets)
   Company                                17,876      10.4 %             6,895       4.0 %                n/a
   Bank                                   16,141       9.4 %             6,891       4.0 %             10,337       6.0%

Tier 1 Capital (to average assets)
   Company                                17,876       8.3 %             8,577       4.0 %                n/a
   Bank                                   16,141       7.5 %             8,574       4.0 %             10,717       5.0%


                                                                        For Capital                 Required to be
                                         Actual                      Adequacy Purposes              Well Capitalized
-------------------------------------------------------------------------------------------------------------------------
1999                                     Amount       Ratio            Amount       Ratio             Amount      Ratio
-------------------------------------------------------------------------------------------------------------------------

Total Capital (to risk weighted assets)
   Company                              $ 16,190      10.9 %          $ 11,865       8.0 %               n/a
   Bank                                   15,419      10.4 %            11,863       8.0 %          $ 14,829       10.0%

Tier 1 Capital (to risk weighted assets)
   Company                                14,698       9.9 %             5,932       4.0 %               n/a
   Bank                                   13,927       9.4 %             5,932       4.0 %             8,897        6.0%

Tier 1 Capital (to average assets)
   Company                                14,698       7.4 %             7,976       4.0 %               n/a
   Bank                                   13,927       7.0 %             7,976       4.0 %             9,970        5.0%


Management believes, as of December 31, 2000, that the Bank meets all capital requirements to which it is subject.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2000, retained earnings of $4,986,000 were not restricted as to the payment of dividends. The Bank paid $750,000 in dividends during 1999, and $1,000,000 in dividends to the Company during 2000.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Company is prohibited from borrowing from the Bank unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank's shareholders' equity on a per affiliate basis. There were no such extensions of credit by the Bank in 1999 and 2000.


14.   EMPLOYEE BENEFIT PLANS

In 1999, the Company established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of the annual contributions is at the discretion of the Board of Directors. The Company contributed $90,000 in 1999 and 2000. The ESOP purchased 6,000 and 12,400 shares of Company stock in the open market during 1999 and 2000, respectively.

The Company has a Deferred Compensation Plan for Executives. Participation in the Plan is limited to a select group of management and other employees as determined by the Board of Directors. Under the terms of the Plan, participants may defer a portion of their cash compensation and receive minimum 50% matching contributions from the Company, which vest over the employee's remaining years of employment to retirement. The Company has guaranteed participants a certain minimum return on their contributions and on the Company's matching contributions. Net expenses incurred by the Company for the years ended December 31, 1998, 1999 and 2000 were $39,000, $43,000 and $7,000, respectively.

The Company also has a defined contribution plan covering all eligible salaried employees. Employees may, up to prescribed limits, contribute to the plan. The Company may also elect to make discretionary contributions to the plan based on the Company's earnings. No contributions were made by the Company in 1998, 1999 or 2000.


15.   EARNINGS PER SHARE

The following table  reconciles the numerators and the denominators of the basic and  diluted  per  share  computations  in  accordance  with  SFAS  No.  128 (in thousands, except per share amounts):
                                                                           Year Ended December 31,
                         -----------------------------------------------------------------------------------------------------------
                                          1998                                1999                              2000
                         -----------------------------------------------------------------------------------------------------------
                           Income        Shares    Per Share   Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
                          ---------   -----------   ------    ---------   -----------   ------    ---------   -----------    -----
Basic EPS
Income available to        $ 1,621          2,158   $ 0.75     $ 2,333         2,075    $ 1.12     $ 3,070          2,022    $ 1.52
  common shareholders
Effect of Dilutive
Securities
Stock options                                 146                                107                                   99
                         -----------------------------------------------------------------------------------------------------------
Diluted EPS
Income available to
  common shareholders
  plus assumed conversions $ 1,621          2,304   $ 0.70     $ 2,333         2,182    $ 1.07     $ 3,070          2,121    $ 1.45
                         ===========================================================================================================

16.   PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial information for MCB Financial Corporation (parent company only) at December 31, 1999 and 2000, and the results of its operations and cash flows for the years then ended, is summarized as follows (dollar amounts in thousands):

                                                             1999        2000
Financial Condition:

Assets:
    Cash and due from banks                                $    702     $  1,695
    Investment in subsidiaries                               13,625       16,465
    Other                                                        70          144
                                                           --------     --------

Total                                                      $ 14,397     $ 18,304
                                                           ========     ========

Liabilities and shareholders' equity:
  Other liabilities                                        $            $    105
  Subordinated debt                                                        3,093
                                                           --------     --------

           Total liabilities                                      0        3,198
                                                           --------     --------

  Shareholders' equity:
    Common stock                                           $ 10,750        9,501
    Accumulated other comprehensive (loss) income              (518)          47
    Retained earnings                                         4,165        5,558
                                                           --------     --------

           Total shareholders' equity                        14,397       15,106
                                                           --------     --------

Total                                                      $ 14,397     $ 18,304
                                                           ========     ========

                                                  1998        1999         2000
Results of Operations:

Income:
   Interest income                                $ 32         $ 28         $ 42
   Dividend income from Bank                       500          750        1,000
                                             -----------------------------------
      Total                                        532          778        1,042

Expenses:
   Interest expense                                                          105
   Other expenses                                  140          102          160
                                             -----------------------------------
      Total                                        140          102          265
Income before taxes and equity in
   undistributed net income of Bank                392          676          777
Income tax benefit                                  53           37          110
                                             -----------------------------------
Income before equity in undistributed
   net income of Bank                              445          713          887
Equity in undistributed net income of Bank       1,176        1,620        2,183
                                             -----------------------------------
      Net income                               $ 1,621      $ 2,333      $ 3,070
                                             ===================================


                                                                                    1998          1999         2000
Cash Flows:

Cash flows from operating activities:
  Net income                                                                       $ 1,621      $ 2,333       $ 3,070
  Reconciliation to cash used in operating activities:
    (Increase) in equity in undistributed net income
       of Bank                                                                      (1,175)      (1,621)       (2,182)
    Amortization                                                                        11                          2
    Decrease in other assets                                                            29           53           (35)
    Decrease in accrued interest payable and other liabilities                          (1)                       105
                                                                             -----------------------------------------
     Cash provided by operating activities                                             485          765           960

Cash flows from investing activities:
  Capital contribution to MCB Statutory Trust I                                                                   (93)
  Net (increase) decrease in loans held for investment                                 (92)          92
                                                                             -----------------------------------------
    Cash (used in) provided by investing activities                                    (92)          92           (93)

Cash flows from financing activities:
  Cash dividends paid                                                                               (40)          (81)
  Cash payment for fractional shares resulting from stock dividend                                   (2)
  Proceeds from the exercise of stock options                                          115          362           191
  Proceeds from issuance of subordinated debt                                                                   3,093
  Purchases of common stock                                                           (847)        (739)       (3,077)
                                                                             -----------------------------------------
   Cash (used in) provided by financing activities                                    (732)        (419)          126

Net (decrease) increase in cash and equivalents                                       (339)         438           993
Cash and equivalents:
  Beginning of period                                                                  603          264           702

  End of period                                                                      $ 264        $ 702       $ 1,695


17.    SUBSEQUENT EVENTS

The 2000 stock repurchase program was completed in January 2001 with the purchase of 105,060 shares for a total purchase price of $1,231,031.

18.    SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Certain amounts in the following unaudited quarterly financial  information have be  reclassified  to conform  with the current  presentation.  In the opinion of
management,   all  adjustments  necessary  to  fairly  present  the  results  of operations have been made.
----------------------------------------------------------------------------------------------------------------------------------
2000 Quarters ended                                        March 31            June 30          September 30        December 31
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Interest income                                                 $ 4,190            $ 4,431             $ 4,737            $ 4,887
Interest expense                                                  1,256              1,328               1,416              1,515
                                                        ----------------   ----------------    ----------------   ----------------
Net interest income                                               2,934              3,103               3,321              3,372
Provision for loan losses                                           120                100                 100                100
Other income                                                        211                237                 194                227
Other expenses                                                    1,918              1,934               1,975              2,036
                                                        ----------------   ----------------    ----------------   ----------------
Income before income taxes and dividends paid
    on trust preferred securities                                 1,107              1,306               1,440              1,463
Income tax provision                                                454                545                 580                566
                                                        ----------------   ----------------    ----------------   ----------------
Net income before dividends paid
    on trust preferred securities                                   653                761                 860                897
Dividends paid on trust preferred securities                                                                21                 80
                                                        ----------------   ----------------    ----------------   ----------------
Net income                                                        $ 653              $ 761               $ 839              $ 817
                                                        ================   ================    ================   ================
Basic earnings per share                                         $ 0.32             $ 0.37              $ 0.41             $ 0.41
Diluted earnings per share                                       $ 0.30             $ 0.36              $ 0.39             $ 0.39
Dividends per share                                              $ 0.01             $ 0.01              $ 0.01             $ 0.01



----------------------------------------------------------------------------------------------------------------------------------
1999 Quarters ended                                        March 31             June 30         September 30        December 31
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

Interest income                                                 $ 3,436             $ 3,637            $ 3,908            $ 4,045
Interest expense                                                  1,040               1,053              1,164              1,253
                                                        ----------------    ----------------   ----------------   ----------------
Net interest income                                               2,396               2,584              2,744              2,792
Provision for loan losses                                            90                  35                120                120
Other income                                                        291                 242                245                210
Other expenses                                                    1,815               1,743              1,781              1,830
                                                        ----------------    ----------------   ----------------   ----------------
Income before income taxes                                          782               1,048              1,088              1,052
Income tax provision                                                321                 433                448                435
                                                        ----------------    ----------------   ----------------   ----------------
Net income                                                        $ 461               $ 615              $ 640              $ 617
                                                        ================    ================   ================   ================
Basic earnings per share                                         $ 0.22              $ 0.30             $ 0.31             $ 0.30
Diluted earnings per share                                       $ 0.21              $ 0.29             $ 0.30             $ 0.28
Dividends per share                                                                                     $ 0.01             $ 0.01

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MCB Financial Corporation:

We have audited the accompanying consolidated balance sheets of MCB Financial Corporation and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MCB Financial Corporation and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

San Francisco, California
January 12, 2001

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.


      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2001 Annual Meeting of Shareholders to be held on May 16, 2001, and is incorporated herein by reference.


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

Item 13. Exhibits and Reports on Form 8-K.

      (a)  Exhibits:  The Exhibit Index is incorporated by reference.

      (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:
                  None

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                                        By /s/ Charles O. Hall
                                        ----------------------------------------
                                        Charles O. Hall
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer);
                                        Director


                                        By /s/ Patrick E. Phelan
                                        ----------------------------------------
                                        Patrick E. Phelan
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2001.


Name                                                  Title
----                                                  -----

/s/ John Cavallucci                                   Director
------------------------------------
John Cavallucci

/s/ Charles O. Hall                                   Director
------------------------------------
Charles O. Hall

/s/ Timothy J. Jorstad                                Chairman; Director
------------------------------------
Timothy J. Jorstad

/s/ Catherine H. Munson                               Director
------------------------------------
Catherine H. Munson

/s/ Gary T. Ragghianti                                Vice Chairman; Director
------------------------------------
Gary T. Ragghianti

/s/ Edward P. Tarrant                                 Director
------------------------------------
Edward P. Tarrant

/s/ Randall J. Verrue                                 Director
------------------------------------
Randall J. Verrue

Exhibit Index:

Exhibit    Description
-------    -----------

2       -- Plan of acquisition, reorganization (1)
3.1     -- Articles of incorporation (1)
3.2     -- By-laws (1)
4       -- Rights Agreement (2)
4.1     -- Amended and Restated Declaration of Trust dated as of
           September 7, 2000 (13)
4.2     -- Indenture, dated as of September 7, 2000, between MCB Financial
           Corporation and State Street Bank and Trust Company, as Trustee (14)
4.3     -- Guarantee Agreement, dated as of September 7, 2000, between MCB
           Financial Corporation and State Street Bank and Trust Company,
           as Trustee (15)
4.4     -- Placement Agreement dated as of August 31, 2000 (16)
4.5     -- Subscription Agreement dated as of September 7, 2000 (17)
10.1.1  -- San Rafael Office Lease (6)
10.1.2  -- South San Francisco Office Lease (7)
10.1.3  -- Hayward Office Lease (1151 A Street) (8)
10.1.4  -- Upland Office Lease (9)
10.1.5  -- San Francisco Office Lease (353 Sacramento Street) (10)
10.1.6  -- Petaluma Office Lease (11)
10.1.7  -- San Francisco Office Lease (650 Townsend Street) (12)
10.1.8  -- Hayward Office Lease (B Street Marketplace) (18)
10.2.1  -- 1989 Stock Option Plan (1)
10.2.2  -- 1999 Stock Option Plan (4)
10.2.3  -- Deferred Compensation Plan for Executives (3)
10.2.4  -- Employee Stock Ownership Plan (5)
10.3    -- Severance Agreement, dated as of May 15, 2000, between MCB
           Financial Corporation, Metro Commerce Bank and Patrick E. Phelan (19)
11      -- Statement re: computation of per share earnings (the information required to be furnished pursuant to this exhibit is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements)
21      -- Subsidiaries of the small business issuer (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)
23.1    -- Consent of Deloitte & Touche LLP

----------

(1) Incorporated by reference to the registrant's registration statement on Form S-4 (File No. 33-76832).

(2) Incorporated by reference from the registrant's Form 8-A12G filed with the SEC on January 25, 1999.

(3) Incorporated by reference to Exhibit (10)(a)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

(4) Incorporated by reference to Exhibit A of registrant's Proxy Statement on Schedule 14A filed with the SEC on April 27, 1999.

(5) Incorporated by reference to Exhibit (10)(a)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1999.

(6) Incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

(7) Incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

(8) Incorporated by reference to Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

(9) Incorporated by reference to Exhibit (10)(b)(4) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

(10) Incorporated by reference to Exhibit (10)(b)(5) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997.

(11) Incorporated by reference to Exhibit (10)(b)(6) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998.

(12) Incorporated by reference to Exhibit (10)(b)(7) to the registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1999.

(13) Incorporated by reference to Exhibit 4.1 to the registrant's Form 10QSB for its quarter ended September 30, 2000.

(14) Incorporated by reference to Exhibit 4.2 to the registrant's Form 10QSB for its quarter ended September 30, 2000.

(15) Incorporated by reference to Exhibit 4.3 to the registrant's Form 10QSB for its quarter ended September 30, 2000.

(16) Incorporated by reference to Exhibit 4.4 to the registrant's Form 10QSB for its quarter ended September 30, 2000.

(17) Incorporated by reference to Exhibit 4.5 to the registrant's Form 10QSB for its quarter ended September 30, 2000.

(18) Incorporated by reference to Exhibit 10 to the registrant's Form 10QSB for its quarter ended September 30, 2000.

(19) Incorporated by reference to Exhibit 10 to the registrant's Form 10QSB for its quarter ended June 30, 2000.