Form 10QSB
period 2001-03-31
MCB FINANCIAL CORP
filed 2001-05-15
CIK 902789

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

   For the transition period from _________________ to _____________________

                        COMMISSION FILE NUMBER: 033-76832

                            MCB FINANCIAL CORPORATION
                      _____________________________________
                      (exact name of small business issuer)

          CALIFORNIA                                             68-0300300
          __________                                             __________

  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                 1248 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA 94901
                 _______________________________________________

                    (Address of principal executive offices)

                                 (415) 459-2265
                           ___________________________

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES        X      NO
                                   _____          _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 2001

CLASS
Common stock, no par value                                             1,633,516

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:



                   MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


Dollar amounts in thousands                                                      March 31, 2001     December 31, 2000
                                                                                 --------------     -----------------
                                                                                  (unaudited)

ASSETS
Cash and due from banks                                                             $ 11,936            $ 12,040
Federal funds sold                                                                    10,800                 250
                                                                                    --------            --------
   Total cash and cash equivalents                                                    22,736              12,290

Interest-bearing deposits with banks                                                     286                 286
Investment securities available for sale at fair value                                25,508              25,100
Investment securities held to maturity at cost; fair value
   $1,999 in 2000                                                                                          2,000

Loans held for investment (net of allowance for
   loan losses of $2,039 in 2001 and $1,939 in 2000)                                 161,329             162,884

Premises and equipment, net                                                            3,592               3,470
Accrued interest receivable                                                            1,152               1,276
Deferred income taxes                                                                    844               1,019
Other assets                                                                             921                 929
                                                                                    --------            --------
   Total assets                                                                     $216,368            $209,254
                                                                                    ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                            $ 54,218            $ 47,383
     Interest-bearing
       Transaction accounts                                                          103,909             105,284
       Time certificates, $100,000 and over                                           26,859              25,153
       Savings and other time deposits                                                11,148              10,765
                                                                                    --------            --------
         Total interest-bearing deposits                                             141,916             141,202
                                                                                    --------            --------
         Total deposits                                                              196,134             188,585

   Other borrowings                                                                      626                 750
   Accrued interest payable and other liabilities                                      1,710               1,813
                                                                                    --------            --------
         Total liabilities                                                           198,470             191,148

   Company obligated mandatorily redeemable cumulative trust preferred
     securities                                                                        3,000               3,000

SHAREHOLDERS' EQUITY
   Preferred stock, no par value: authorized 20,000,000 shares;
     non issued or outstanding
   Common stock, no par value: authorized 20,000,000 shares;
     issued and outstanding 1,775,182 shares in 2001 and 1,834,877 shares in 2000      9,139               9,501
   Accumulated other comprehensive income                                                293                  47
   Retained earnings                                                                   5,466               5,558
                                                                                    --------            --------
         Total shareholders' equity                                                   14,898              15,106
                                                                                    --------            --------
   Total liabilities and shareholders' equity                                       $216,368            $209,254
                                                                                    ========            ========

See notes to condensed consolidated financial statements.



                          MCB FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
Dollar amounts in thousands, except per share amounts                March 31,
                                                              -----------------------
                                                                 2001          2000
                                                                     (Unaudited)
INTEREST INCOME:
   Loans, including fees                                         $ 4,067     $ 3,573
   Federal funds sold                                                 62         134
   Investment securities                                             377         483
                                                              -----------  ----------
        Total interest income                                      4,506       4,190
                                                              -----------  ----------

INTEREST EXPENSE:
   Interest-bearing transaction, savings and other
      time deposits                                                1,018       1,070
   Time certificates, $100,000 and over                              389         179
   Other interest                                                     25           7
                                                              -----------  ----------
        Total interest expense                                     1,432       1,256
                                                              -----------  ----------

NET INTEREST INCOME                                                3,074       2,934
                                                              -----------  ----------

PROVISION FOR LOAN LOSSES                                            100         120
                                                              -----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                     2,974       2,814
                                                              -----------  ----------

OTHER INCOME:
   Gain on sale of loans                                              24          15
   Service fees on deposit accounts                                  123         129
   Loan servicing fees                                                15          13
   Gain (loss) on sale of investment securities                                   (2)
   Other                                                              96          56
                                                              -----------  ----------
        Total other income                                           258         211
                                                              -----------  ----------

OTHER EXPENSES:
   Salaries and employee benefits                                  1,110       1,069
   Occupancy expense                                                 284         254
   Furniture and equipment expense                                   113         110
   Professional services                                              46          54
   Supplies                                                           58          71
   Promotional expenses                                              101         129
   Data processing fees                                              101          88
   Regulatory assessments                                             15          15
   Other                                                             124         128
                                                              -----------  ----------
        Total other expenses                                       1,952       1,918
                                                              -----------  ----------

INCOME BEFORE INCOME TAXES AND DIVIDENDS PAID ON
  TRUST PREFERRED SECURITIES                                       1,280       1,107

INCOME TAX PROVISION                                                 491         454
                                                              -----------  ----------

INCOME BEFORE DIVIDENDS PAID ON TRUST PREFERRED
  SECURITIES                                                         789         653
DIVIDENDS PAID ON TRUST PREFERRED SECURITIES                          78
                                                              -----------  ----------
NET INCOME                                                         $ 711       $ 653
                                                              ===========  ==========

BASIC EARNINGS PER SHARE                                          $ 0.40      $ 0.32
                                                              ===========  ==========
DILUTED EARNINGS PER SHARE                                        $ 0.39      $ 0.30
                                                              ===========  ==========


See notes to condensed consolidated financial statements.



                                               MCB FINANCIAL CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                        Three Months Ended
Dollar amounts in thousands                                                 March 31,
                                                                      ----------------------
                                                                         2001         2000
                                                                            (Unaudited)

Net income                                                                $ 711       $ 653
Other comprehensive income (loss)
   Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during
           period, net of taxes of $171 in 2001 and $(11) in 2000)          246         (16)
        Less: reclassification adjustment for gains (losses)
           included in net income, (net of taxes of $(1) in 2000)                        (1)
                                                                      ----------  ----------
Other comprehensive income (loss)                                           246         (17)
                                                                      ----------  ----------
Comprehensive income                                                      $ 957     $   636
                                                                      ==========  ==========



See notes to condensed consolidated financial statements.


                                     MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Three Months
Dollar amounts in thousands                                                           Ended March 31,
                                                                                 ----------------------------
                                                                                    2001               2000
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $        711   $        653
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for loan losses                                                          100            120
     Depreciation and amortization                                                      152             23
     Loss on sale of investment securities, net                                                          2
     Gain on sale of loans                                                              (24)           (15)
     Deferred income taxes                                                               89
     Changes in:
        Accrued interest receivable                                                     124            (47)
        Other assets                                                                      8            (40)
        Accrued interest payable and other liabilities                                  (89)           305
                                                                                ------------   ------------
          Net cash provided by operating activities                                     982          1,001

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
      Calls                                                                           2,000
   Available for sale securities:
      Maturities                                                                                     3,000
      Purchases                                                                     (14,913)        (6,925)
      Sales                                                                                         11,957
   Net decrease (increase) in loans held for investment                               1,479         (7,364)
   Purchases of premises and equipment, net                                            (261)          (179)
                                                                                ------------   ------------
          Net cash used in investing activities                                       3,218            489

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing demand deposits                                6,835          9,003
   Net increase (decrease) in interest-bearing transaction,
     savings and other time deposits                                                    714          4,619
   Net increase in other borrowings                                                    (124)
   Cash dividends paid                                                                  (17)           (21)
   Proceeds from the exercise of stock options                                          243             12
   Repurchases of common stock                                                       (1,405)          (481)
                                                                                ------------   ------------
          Net cash provided by financing activities                                   6,246         13,132
                                                                                ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            10,446         14,622

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               12,290         16,956
                                                                                ------------   ------------

   End of period                                                               $     22,736   $     31,578
                                                                                ============   ============

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings                                   $      1,361   $      1,214
   Income taxes                                                                $        264   $         95


See notes to condensed consolidated financial statements.

                            MCB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MCB Financial Corporation (the "Company" on a consolidated basis) is a bank holding company with one bank subsidiary: Metro Commerce Bank (the "Bank"). MCB Statutory Trust I (the "Trust"), which is a Connecticut statutory trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of the Company. The unaudited condensed consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. The interim condensed consolidated financial statements contained herein are not audited. However, in the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2001 should not be considered indicative of operating results to be expected for the year ending December 31, 2001. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

2.      EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:



                                                                            Three months ended March 31,
                                              --------------------------------------------------------------------------------------
                                                                 2001                                         2000
                                              --------------------------------------------------------------------------------------
                                                Income          Shares        Per Share      Income          Shares        Per Share
                                              (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                              -----------    -------------    ---------    -----------    -------------    ---------

Basic EPS
Income available to common shareholders          $711            1,757          $ 0.40        $653            2,054          $0.32
Effect of Dilutive Securities Stock options                         90                                          118
                                              -----------    -------------    ---------    -----------    -------------    ---------
Diluted EPS
Income available to common shareholders
   plus assumed conversions                      $711            1,847          $ 0.39        $653            2,172          $0.30



3.      ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted by the Company effective January 1, 2001. SFAS 133 as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations, or cash flows of the Company.

     SFAS No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125,"Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Standards Board ("FASB"), and some were changed only in minor ways. In issuing SFAS No.140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

4.      SUBSEQUENT EVENT

     In April, 2001 the Company entered into a stock purchase agreement with John Cavallucci and his family to purchase the remaining 229,251 shares of the Company's common stock owned by them at a price of $12.00 per share. The sale will include any additional shares which the Cavallucci family acquires upon exercise of vested options prior to July 3, 2001, the final closing of the sale of the shares. The board of directors believes that the transaction is appropriate and in the best interests of the Company and its shareholders to allow Mr. Cavallucci to effect an orderly disposition of his holdings as he transitions out of his positions with the Company. The Company expects to fund the purchases from its operating income. As part of the agreement, Mr. Cavallucci will resign from the board of directors upon the closing of the sale. As of May 9, 2001, Mr. Cavallucci had sold 141,666 shares back to the Company and 44,574 shares to members of the Company's board of directors and the Company's Employee Stock Ownership Plan. The Company is obligated to purchase the remaining 43,011 shares from Mr. Cavallucci on July 3, 2001 at a price of $12.00 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The condensed consolidated financial statements include the accounts of MCB Financial Corporation (the "Company" on a consolidated basis) and its wholly owned subsidiaries, Metro Commerce Bank and MCB Statutory Trust I (the "Trust"). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2001 and the financial condition of the Company as of that date.

         The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the financial statements and notes thereto presented in this 10-QSB. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

         Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of the San Francisco Bay Area and Southern California, volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


RESULTS OF OPERATIONS

         The Company reported net income of $711,000, or $0.40 per share basic and $0.39 per share diluted, for the first quarter of 2001. This compares to net income of $653,000, or $0.32 per share basic and $0.30 per share diluted, for the same period in 2000. Return on average assets and return on average equity for the first quarter of 2001 were 1.36% and 19.09%, respectively, as compared to 1.32% and 17.91%, respectively, for the same period of 2000.

         The 8.9% increase in net income during the first quarter of 2001 as compared to the first quarter of 2000 was largely due to the 17% growth in average loans. Net income during the first quarter of 2001 included a $78,000 charge for dividends paid on trust preferred securities issued in September 2000. Earnings per share diluted increased 30% to $0.39 reflecting share repurchases over the past year. The weighted average number of shares outstanding for the three months ended March 31, 2001 was 1,756,867 as compared to 2,054,135 for the three months ended March 31, 2000.

NET INTEREST INCOME

         Net interest income for the quarter ended March 31, 2001 was $3,074,000, an increase of 4.8% over the net interest income of $2,934,000 during the same period of 2000. The increase was primarily due to the 17% growth in average loans.

         The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):



                                                              For the quarter ended March 31,
                                          -------------------------------------------------------------------
                                                        2001                                2000
                                          -------------------------------------------------------------------
                                          Average                             Average
                                          Balance     Interest      Rate      Balance     Interest      Rate
                                          -------     --------     ------     -------     --------     ------


ASSETS
Federal funds sold                        $  4,724    $   62       5.25%      $  9,506    $  134       5.64%
Interest-bearing deposits with banks           286         4       5.59            286         4       5.59%
Investment securities                       26,378       373       5.66%        34,242       479       5.60%
Loans(1)                                   163,560     4,067       9.95%       139,942     3,573      10.21%
                                          -------     --------     ------     --------    --------     ------
Total earning assets                       194,948     4,506       9.25%       183,976     4,190       9.11%
Total non-earning assets                    14,609                              13,115
                                          --------                             -------
Total assets                              $209,557                            $197,091
                                          ========                             =======

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits                           $ 46,478                            $ 46,108

Interest-bearing transaction accounts      103,568    $  895       3.46%       108,821    $  954       3.51%
Time deposits, $100,000 or more             27,456       389       5.66%        14,207       179       5.04%
Savings and other time                      10,686       123       4.60%        11,434       116       4.06%
                                          -------     --------     ------     -------     --------     ------
   Total interest-bearing deposits         141,710     1,407       3.97%       134,462     1,249       3.72%
                                          -------     --------     ------     -------     --------     ------
Other borrowings                             1,760        25       5.68%           581         7       4.82%
                                          -------     --------     ------     -------     --------     ------
   Total interest-bearing liabilities      143,470     1,432       3.99%       135,043     1,256       3.72%
Other liabilities                            1,714                               1,361
Trust preferred securities                   3,000
Shareholders' equity                        14,895                              14,579
Total liabilities                         --------                            --------
   and shareholders' equity               $209,557                            $197,091
                                          ========                            ========
                                                      --------                            --------
Net interest income                                   $3,074                              $2,934
                                                      ========                            ========
Net interest margin                                                6.31%                               6.38%


(1) Nonaccrual loans are included in the average balance.



         The net interest margin decreased to 6.31% during the first quarter of 2001 from 6.38% in the same quarter of 2000 as the 14 basis point increase in the yield on earning assets was offset by the 27 basis point increase in the rate paid on interest-bearing liabilities.

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

                                                Quarter Ended March 31, 2001
                                                        Compared to
                                                Quarter Ended March 31, 2000
                                                        Change in
                                             -----------------------------------
                                                                 Rate/
                                             Volume     Rate     Volume    Total
                                             -----------------------------------

Interest Income:
   Federal funds sold                        ($ 68)      ($9)      $5      ($72)
   Interest-bearing deposits with banks          0         0        0         0
   Investment securities                     ( 110)        5       (1)     (106)
   Loans                                       600       (91)     (15)      494
                                             -----------------------------------
Total Interest Income                          422       (95)     (11)      316
                                             -----------------------------------

Interest Expense:
   Interest-bearing transaction accounts       (46)      (14)       1       (59)
   Time deposits, $100,000 or more             167        22       21       210
   Savings and other time                       (8)       16       (1)        7
   Other borrowings                             14         1        3        18
                                             -----------------------------------
Total Interest Expense                         127        25       24       176
                                             -----------------------------------
Net Interest Income                           $295     ($120)    ($35)     $140
                                             ===================================


NONINTEREST INCOME

         The following table summarizes noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                                     Quarter Ended March 31,
                                                     ---------------------------
Components of Noninterest Income                     2001                 2000
--------------------------------------------------------------------------------

Gain on sale of loans                                $ 24                 $ 15
Service fees on deposit accounts                      123                  129
Loan servicing fees                                    15                   13
Loss on sale of investment securities-net                                   (2)
Other                                                  96                   56
                                                     ---------------------------
   Total                                             $258                 $211
                                                     ===========================

As a Percentage of Average Assets (Annualized)
-----------------------------------------------------
Gain on sale of loans                                0.05%                0.03%
Service fees on deposits accounts                    0.23%                0.26%
Loan servicing fees                                  0.03%                0.03%
Gain (loss) on sale of investment securities-net                          0.00%
Other                                                0.18%                0.11%
                                                     ---------------------------
   Total                                             0.49%                0.43%
                                                     ===========================

NONINTEREST EXPENSE.

         The following table summarizes noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):


                                                       Quarter Ended March 31,
                                                     ---------------------------
Components of Noninterest Income                     2001                 2000
--------------------------------------------------------------------------------

Salaries and employee benefits                       $1,110               $1,069
Occupancy expense                                       284                  254
Furniture and equipment expense                         113                  110
Professional services                                    46                   54
Supplies                                                 58                   71
Promotional expenses                                    101                  129
Data processing fees                                    101                   88
Regulatory assessments                                   15                   15
Other                                                   124                  128
                                                     ---------------------------
   Total                                             $1,952               $1,918
                                                     ===========================
Average full-time equivalent employees                   58                   58

As a Percentage of Average Assets (Annualized)
-----------------------------------------------------

Salaries and employee benefits                        2.12%                2.17%
Occupancy expense                                     0.54%                0.52%
Furniture and equipment expense                       0.22%                0.22%
Professional services                                 0.09%                0.11%
Supplies                                              0.11%                0.14%
Promotional expenses                                  0.19%                0.26%
Data processing fees                                  0.19%                0.18%
Regulatory assessments                                0.03%                0.03%
Other                                                 0.24%                0.26%
                                                     ---------------------------
   Total                                              3.73%                3.89%
                                                     ===========================

INCOME TAXES.

         The Company's effective tax rate was 40.8% for the quarter ended March 31, 2001 compared to 41.0% in the same period of the prior year.


FINANCIAL CONDITION

         Total assets of the Company increased by $7.1 million, or 3.4%, from the end of 2000 to reach $216.4 million at March 31, 2001.

INVESTMENTS

         The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):


                                                  GROSS        GROSS         ESTIMATED
                                   AMORTIZED    UNREALIZED   UNREALIZED        FAIR          CARRYING
MARCH 31, 2000:                      COST         GAINS        LOSSES          VALUE           VALUE
-----------------------------------------------------------------------------------------------------
  Available for sale securities:
    U.S. Treasury                     13,982     $   350                       14,332          14,332
    U.S. Government agencies           9,101         121                        9,222           9,222
    Corporate securities               1,923          31                        1,954           1,954
                                    --------     -------      --------       --------        --------
Total investment securities         $ 25,006     $   502                     $ 25,508        $ 25,508
                                    ========     =======      ========       ========        ========





                                                  GROSS        GROSS         ESTIMATED
                                   AMORTIZED    UNREALIZED   UNREALIZED        FAIR          CARRYING
DECEMBER 31, 2000                     COST        GAINS        LOSSES          VALUE           VALUE
-----------------------------------------------------------------------------------------------------

  Held to maturity securities:
    U.S. Government agencies        $  2,000                  $   ( 1)       $  1,999        $  2,000
                                    --------     -------      --------       --------        --------
           Total held to maturity      2,000                      ( 1)          1,999           2,000
                                    --------     -------      --------       --------        --------
  Available for sale securities:
    U.S. Treasury                     13,983        188           (42)         14,129          14,129
    U.S. Government agencies           9,108          5           (75)          9,038           9,038
    Corporate securities               1,929          4           (29)          1,933           1,933
                                    --------     -------      --------       --------        --------
           Total available for sale   25,020        197          (117)         25,100          25,100
                                    --------     -------      --------       --------        --------
Total investment securities         $ 27,020     $  197       $  (118)        $27,099        $ 27,100
                                    ========     =======      ========       ========        ========



         The maturities and weighted average yields of investment securities at March 31, 2001 are presented in the following table (at amortized cost) (dollar amounts in thousands):




                                                      After 1 Year          After 5 Years
                                 Within 1 Year        Within 5 Years       Within 10 Years           Total
                                ----------------     ----------------     ----------------     ----------------
                                Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield

U.S. Treasury and other
   U.S. government agencies     $2,006     5.58%     $17,028    5.68%     $4,049     5.61%     $23,083    5.66%
Corporate securities               811     6.33%       1,112    6.30%                            1,923    6.32%
                                ------     -----     -------    -----     ------     -----     -------    -----
Total                           $2,817     5.80%     $18,140    5.72%     $4,049     5.61%     $25,006    5.71%
                                ======     =====     =======    =====     ======     =====     =======    =====


LOANS HELD FOR INVESTMENT

         Net loans held for investment decreased by $1.6 million, or 1.0%, during the first three months of 2001 as repayments of commercial loans exceeded originations during the period. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

                                        March 31,          December 31,
                                          2001                2000
                                        ---------          -----------

Total Loans                             $  23,477          $  27,137

Commercial
Real estate:
   Commercial                             108,823            108,557
   Construction                            25,900             24,157
   Land                                     2,032              1,675
Home equity                                 1,423              1,581
Loans to consumers and individuals          1,905              1,936
                                        ---------          ---------
      Total                               163,560            165,043
Deferred loan fees                           (192)              (220)
Allowance for loan losses                  (2,039)            (1,939)
                                        ---------          ---------
      Total net loans                   $ 161,329          $ 162,884
                                        =========          =========

         In the normal practice of extending credit, the Company accepts real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $138.2 million, or 84.5% of the total portfolio as of March 31, 2001. Due to the Company's limited marketing areas, its real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. The Company believes that its underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

         The Company focuses its portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within the Company's loan portfolio. As of March 31, 2001 the two largest industry concentrations within the loan portfolio were real estate and related services at 28.2% and the services - personal/business industry at 23.4% of the portfolio. Because credit concentrations increase portfolio risk, the Company places significant emphasis on the purpose of each loan and the related sources of repayment. The Company generally limits unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

Maturities of Loans at March 31, 2001 (dollar amounts in thousands):




Time remaining to maturity                   Fixed rate       Adjustable rate        Total
                                          -----------------  ------------------------------------

One year or less                                   $ 7,778           $ 37,409           $ 45,187
After one year to five years                        60,586             19,891             80,477
After five years                                    12,943             24,953             37,896
                                          -----------------  -----------------  -----------------
    Total                                         $ 81,307           $ 82,253          $ 163,560
                                          =================  =================  =================



         As of March 31, 2001, the percentage of loans held for investment with fixed and floating interest rates was 49.7% and 50.3%, respectively.

NONPERFORMING ASSETS

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

         As of March 31, 2001, the Company had nonperforming assets in the amount of $40,000. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):


Nonperforming Assets                          March 31,          December 31,
                                                2001                 2000
                                         ------------------   ------------------

Nonaccrual loans                        $                 0  $                 0
Loans 90 days or more past due
   and still accruing                                    40                   40
                                         ------------------   ------------------
                                        $                40  $                40
                                         ==================   ==================

As a percent of total loans                           0.02%                0.02%
As a percent of total assets                          0.02%                0.02%




         At March 31, 2001, the Company had loans identified as impaired in the amount of $40,000. At March 31, 2001, no specific allowance for loan losses was required for these impaired loans because they were adequately collateralized.

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses ("ALL") which is reduced by credit losses and increased by credit recoveries and by the provision to the ALL which is charged against operations. Provisions to the ALL and the total of the ALL are based, among other factors, upon the Company's credit loss experience, current economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

         In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31,

2001, the ALL of $2,039,000, or 1.25% of total loans, was determined by management to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):





                                                                                     At and For           At and For
                                                                                 The Three Months       The Year Ended
                                                                                  March 31, 2001       December 31, 2000
                                                                                 -----------------     -----------------

Balances:
   Average loans during period                                                       $163,560              $149,645
   Loans at end of period                                                             163,368               164,823

Allowance for Loan Losses:
   Balance at beginning of period                                                       1,939                 1,492
   Charge-offs:
       Commercial                                                                                                 9
       Consumer                                                                                                   1
                                                                                     --------              --------
            Total charge-offs
   Recoveries:
       Commercial                                                                                                37
                                                                                     --------              --------
            Total charge-offs                                                               0                    37
                                                                                     --------              --------
   Net charge-offs (recoveries)                                                             0                   (27)
                                                                                     --------              --------
   Provision charged to operating expenses                                                100                   420
                                                                                     --------              --------
   Balance at end of period                                                          $  2,039               $ 1,939
                                                                                     ========              ========

Ratios:
   Net charge-offs(recoveries) to average loans                                         0.00%                -0.02%
   Allowance for loan losses to loans at end of period                                  1.25%                 1.18%
   Net charge-offs (recoveries) to beginning of period allowance for loan losses        0.00%                -1.81




         The Company provided $100,000 to the allowance for loan losses during the first quarter of 2001 as compared to $120,000 during the first quarter of 2000. The provision in the first quarter of 2001 was recorded in view of the increasing uncertainties regarding general economic and business conditions in our primary market areas and the provision in the first quarter of 2000 was recorded as a prudent measure, based upon growth in the loan portfolio.

         The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

                        March 31, 2001      December 31, 2000     March 31, 2000
                      ----------------------------------------------------------
                                % of                % of                 % of
                              Category            Category             Category
                              to Total            to Total             to Total
                      All      Loans      All      Loans      All       Loans


Commercial loans     $  805    43.48%    $  793    43.34%    $  897     44.79%
Real estate loans       982    53.03%       978    53.47%       287     51.80%
Consumer loans           72     3.49%        65     3.19%        32      3.41%
Not allocated           180      N/A        103      N/A        426      N/A
                     ------   -------    ------   -------    ------    -------
     Total           $2,039   100.00%    $1,939   100.00%    $1,642    100.00%
                     ======   =======    ======   =======    ======    =======


         The ALL is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the ALL as shown above should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.

DEPOSITS

         Total consolidated deposits increased by $7.5 million, or 4.0%, during the three months ended March 31, 2001.

         Rates paid on deposits remained the same during the three months ended March 31, 2001 as compared to the year ended December 31, 2000. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):




                                                          Three Months Ended                           Year Ended
                                                           March 31, 2001                          December 31, 2000
                                                   ----------------------------------       ----------------------------------
                                                      Average            Average              Average            Average
                                                      Balance             Rate                Balance             Rate
                                                   --------------    ----------------       ------------    ------------------

Noninterest-bearing demand deposits              $        46,478                          $      47,329

Interest-bearing demand deposits (includes
     money market deposit accounts)                      103,568               3.45%            108,708                 3.70%
Savings deposits                                           2,131               1.88%              2,146                 1.95%
Time deposits, $100,000 and over                          27,456               5.66%             17,730                 5.46%
Other time deposits                                        8,555               5.28%              9,086                 4.96%
                                                   --------------    ----------------       ------------    ------------------
    Total interest-bearing                               141,710               3.97%            137,670                 3.98%
                                                   --------------    ----------------       ------------    ------------------
Total deposits                                   $       188,188               2.99%      $     184,999                 2.96%
                                                   ==============    ================       ============    ==================


         The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):


                                     March 31, 2001       December 31, 2000
                                     --------------       -----------------

Time remaining to maturity
Three months or less                    $12,443               $14,456
After three months to six months          9,438                 4,519
After six months to one year              3,378                 5,678
After twelve months                       1,600                   500
                                        -------               -------
     Total                              $26,859               $25,153
                                        =======               =======


LIQUIDITY

         Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 2001, federal funds sold averaged $4.7 million, or 2.3% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

         At March 31, 2001, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $34.9 million, or 16.1% of total assets. This represented all available liquid assets, excluding other assets.

         Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio and its securities portfolio to absorb temporary fluctuations in deposit levels. At March 31, 2001, the loan-to-deposit ratio was 83.3% as compared to 87.4% at December 31, 2000.

         Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings), or the liquidity ratio. The Company targets a minimum ratio of 5%. At March 31, 2001, this ratio was 7.1% as compared to 1.3% at December 31, 2000.

         As of March 31, 2001, the Company had no material commitments that were expected to adversely impact liquidity.

INTEREST RATE RISK MANAGEMENT

Net Income Simulation

         The Company's management utilizes the results of a net income simulation model to quantify the estimated exposure to net income of changes in interest rates. The various products in the Company's balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

         The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of the Company's assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. The Company's nonmaturity deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of March 31, 2001, the analysis indicates that our net income for the next 12 months would increase 8% if rates increased 200 basis points, and decrease by 7% if rates decreased 200 basis points.

         This analysis indicates the impact of the change in net income for a given set of rate changes and assumptions. It assumes no growth in the balance sheet and does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in the portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net income.

         The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

Gap Analysis

         In addition to the above analysis, the Company also performs a gap analysis as part of the overall interest rate risk management process. Net interest income and the net interest margin are largely dependent on the Company's ability to closely match interest-earning assets with interest-bearing liabilities. As interest rates change, the Company must constantly balance maturing and repricing liabilities with maturing and repricing assets. This process is called asset/liability management and is commonly measured by the maturity/repricing gap. The maturity/repricing gap is the dollar difference between maturing or repricing assets and maturing or repricing liabilities at different intervals of time.

         The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of March 31, 2001, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):





                                                                  Over 90      Over 180     After One      After
                                                      90 days     days to      days to      Year to        Five
                                                      or less     180 days     365 days     Five Years     Years     Total
                                                      -------     --------     --------     ----------   -------   --------

Earning Assets (Rate Sensitive):
   Federal funds sold                                 $10,800                                                      $ 10,800
   Interest-bearing deposits with other banks              90       $  196                                              286
   Investment securities                                                       $  2,817        $18,140   $ 4,049     25,006
   Loans, excluding allowance for possible losses      83,856        2,405        2,488         61,868    12,943    163,560
                                                      -------       ------     --------        -------   -------   --------
      Total                                            94,746        2,601        5,305         80,008    16,992    199,652
                                                      -------       ------     --------        -------   -------   --------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing transaction deposits                                         45,230         58,679              103,909
   Time deposits, $100,000 or more                     12,443        9,438        3,378          1,600               26,859
   Savings and other time deposits                      3,727        2,529        1,118          3,774               11,148
   Other borrowings                                       626                                                           626
   Trust preferred securities                                                                              3,000      3,000
                                                      -------       ------     --------        -------   -------   --------
      Total                                            16,796       11,967       49,726         64,053     3,000   $145,542
                                                      -------       ------     --------        -------   -------    -------
Period GAP                                            $77,950      $(9,366)    $(44,421)       $15,955   $13,992
                                                      =======      =======     ========        =======   =======
Cumulative GAP                                        $77,950      $68,584     $ 24,163        $40,118   $54,110
                                                      =======      =======     ========        =======   =======
Interest Sensitivity GAP Ratio                         82.27%     (360.09%)    (837.34%)        19.94%    82.34%
                                                      =======      =======     ========        =======   =======
Cumulative Iterest Sensitivity                         82.27%       70.45%       23.54%         21.96%    27.10%
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

CAPITAL RESOURCES

         Total shareholders' equity was $14.9 million as of March 31, 2001 compared to $15.1 million at December 31, 2000. The decrease was primarily due to the repurchase of common stock during the first quarter of 2001. During the quarter, the Company repurchased 121,000 shares at a total cost of $1.4 million. The Company paid dividends of $0.01 per share during the three months ended March 31, 2001.

         The ratios of average equity to average assets for the periods indicated are set forth below.


              Three Months Ended          Three Months Ended
                March 31, 2001              March 31, 2000
              ------------------          ------------------
                     7.11%                      7.40%


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

Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier I capital. Any additional portion of trust preferred securities would currently qualify as Tier 2 capital. As of March 31, 2001, the entire $3.0 million outstanding of trust preferred securities qualified as Tier I capital.

Risk Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As March 31, 2001, the Company's total capital was 11.16% and its Tier 1 capital ratio was 9.99%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of March 31, 2001, the Company's leverage ratio was 8.24%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

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

                            MCB FINANCIAL CORPORATION
                            _________________________

                                  (REGISTRANT)



Date:    May 14, 2001        /s/ PATRICK E. PHELAN
                            -----------------------------------------------
                            Patrick E. Phelan
                            Chief Financial Officer
                            (Principal Accounting Officer and officer
                            authorized to sign on behalf of the
                            registrant)

                                  Exhibit Index


EXHIBIT           DESCRIPTION

10.1 Stock Purchase Agreement, dated as of April 2, 2001, by and between John Cavallucci, John Cavallucci and Elizabeth L. Cavallucci as Trustees for The Cavallucci Family Trust and MCB Financial Corporation