Form 10QSB
period 2001-06-30
MCB FINANCIAL CORP
filed 2001-08-13
CIK 902789

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                          YES        X      NO
                                   -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 6, 2001

CLASS
Common stock, no par value                                           1,590,505

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:




                                           MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                                                              June 30,       December 31,
                                                                                           2001             2000
                                                                                        -----------     -----------
ASSETS                                                                                  (Unaudited)

Cash and due from banks                                                                  $ 18,264         $ 12,040
Federal funds sold                                                                              0              250
                                                                                        ---------       ----------
     Total cash and cash equivalents                                                       18,264           12,290

Interest-bearing deposits with banks                                                          286              286
Investment securities available for sale at fair value                                     35,468           25,100
Investment securities held to maturity at cost; fair value
     $1,999 in 2000                                                                                          2,000

Loans held for investment (net of allowance for
     loan losses of $2,039 in 2001 and $1,939 in 2000)                                    165,606          162,884

Premises and equipment, net                                                                 3,620            3,470
Accrued interest receivable                                                                 1,213            1,276
Deferred income taxes                                                                         918            1,019
Other assets                                                                                  905              929
                                                                                        ---------       ----------
     Total assets                                                                        $226,280         $209,254
                                                                                        =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                                                              $ 50,716         $ 47,383
        Interest-bearing:
           Transaction accounts                                                           114,690          105,284
           Time certificates, $100,000 and over                                            30,637           25,153
           Savings and other time deposits                                                 11,008           10,765
                                                                                        ---------       ----------
              Total interest-bearing deposits                                             156,335          141,202
                                                                                        ---------       ----------
              Total deposits                                                              207,051          188,585

     Other borrowings                                                                         750              750
     Accrued interest payable and other liabilities                                         1,624            1,813
                                                                                        ---------       ----------
              Total liabilities                                                           209,425          191,148

     Company obligated mandatorily redeemable cumulative trust preferred
        securities of subsidiary trust holding soley junior subordinated debentures         3,000            3,000


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued and outstanding 1,633,516 shares in 2001 and 1,834,877 shares in 2000        8,431            9,501
     Accumulated other comprehensive income                                                   189               47
     Retained earnings                                                                      5,235            5,558
                                                                                        ---------       ---------
              Total shareholders' equity                                                   13,855           15,106
                                                                                        ---------       ----------
     Total liabilities and shareholders' equity                                          $226,280         $209,254
                                                                                        =========       ==========

See notes to condensed consolidated financial statements.






              MCB FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended     Six Months Ended
Dollar amounts in thousands, except per share amounts                     June 30,            June 30,
                                                                     ------------------     -----------------
                                                                      2001        2000       2001       2000
                                                                        (Unaudited)           (Unaudited)

INTEREST INCOME:
   Loans, including fees                                             $3,974      $3,814     $8,041    $7,387
   Federal funds sold                                                   104         183        166       317
   Investment securities                                                372         434        749       917
                                                                     ------      ------     ------    ------
        Total interest income                                         4,450       4,431      8,956     8,621
                                                                     ------      ------     ------    ------
INTEREST EXPENSE:
   Interest-bearing transaction, savings and other time deposits        953       1,119      1,971     2,189
   Time certificates, $100,000 and over                                 372         200        761       379
   Other interest                                                         6           9         31        16
                                                                     ------      ------     ------    ------
        Total interest expense                                        1,331       1,328      2,763     2,584
                                                                     ------      ------     ------    ------
NET INTEREST INCOME                                                   3,119       3,103      6,193     6,037
                                                                     ------      ------     ------    ------
 PROVISION FOR LOAN LOSSES                                                0         100        100       220
                                                                     ------      ------     ------    ------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                        3,119       3,003      6,093     5,817
                                                                     ------      ------     ------    ------
OTHER INCOME:
   Gain on sale of loans                                                 15          20         39        35
   Service fees on deposit accounts                                     133         116        256       245
   Loan servicing fees                                                   17          14         32        27
   Gain (loss) on sale of investment securities                                                           (2)
   Other                                                                 64          70        160       114
                                                                     ------      ------     ------    ------
        Total other income                                              229         220        487       419
                                                                     ------      ------     ------    ------
OTHER EXPENSES:
   Salaries and employee benefits                                     1,128       1,118      2,238     2,187
   Occupancy expense                                                    254         273        538       527
   Furniture and equipment expense                                      123         114        236       224
   Professional services                                                 74          72        120       126
   Supplies                                                              61          62        119       121
   Promotional expenses                                                  54          19        155       148
   Data processing fees                                                  97          89        198       177
   Regulatory assessments                                                15          15         30        30
   Other                                                                141         155        265       283
                                                                     ------      ------     ------    ------
        Total other expenses                                          1,947       1,917      3,899     3,823
                                                                     ------      ------     ------    ------
INCOME BEFORE INCOME TAXES AND DIVIDENDS PAID ON
   TRUST PREFERRED SECURITIES                                         1,401       1,306      2,681     2,413
INCOME TAX PROVISION                                                    543         545      1,034       999
                                                                     ------      ------     ------    ------
INCOME BEFORE DIVIDENDS PAID ON TRUST PREFERRED
   SECURITIES                                                           858         761      1,647     1,414
DIVIDENDS PAID ON TRUST PREFERRED SECURITIES                             80                    158
                                                                     ------      ------     ------    ------
NET INCOME                                                           $  778      $  761     $1,489    $1,414
                                                                     ======      ======     ======    ======
BASIC EARNINGS PER SHARE                                             $ 0.47      $ 0.37     $ 0.87    $ 0.69
                                                                     ======      ======     ======    ======
DILUTED EARNINGS PER SHARE                                           $ 0.45      $ 0.36     $ 0.83    $ 0.66
                                                                     ======      ======     ======    ======


See notes to condensed consolidated financial statements.






                  MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                             Three Months Ended     Six Months Ended
Dollar amounts in thousands                                                       June 30,              June 30,
                                                                             ------------------     ----------------
                                                                             2001          2000      2001        2000
                                                                                (Unaudited)            (Unaudited)

Net income                                                                  $ 778         $ 761     $1,489     $1,414
Other comprehensive income (loss)
   Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during period
           (net of taxes of $(72) and $40 in the three months ended
           June 30, 2001 and 2000, and $99 and $28 in the six months
           ended June 30, 2001 and 2000, respectively)                       (104)           57        142         41
        Less: reclassification adjustment for gains (losses) included in net income (net of taxes of $(1) in the six months
            ended June 30, 2000)                                                                                   (1)
                                                                            -----         -----     ------     ------
Other comprehensive income (loss)                                            (104)           57        142         40
                                                                            -----         -----     ------     ------
Comprehensive income                                                        $ 674         $ 818     $1,631     $1,454
                                                                            =====         =====     ======     ======

See notes to condensed consolidated financial statements.



                   MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Six Months
Dollar amounts in thousands                                   Ended June 30,
                                                           ------------------
                                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:                          (Unaudited)

   Net income                                              $ 1,489     $ 1,414
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for loan losses                                 100         220
     Depreciation and amortization                             308         154
     Loss on sale of investment securities, net                              2
     Gain on sale of loans                                     (39)        (35)
     Deferred income taxes
     Changes in:
        Accrued interest receivable                             63         (54)
        Other assets                                            24         604
        Accrued interest payable and other liabilities        (175)        445
                                                           -------     -------
          Net cash provided by operating activities          1,770       2,750

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
      Calls                                                  2,000
   Available for sale securities:
      Maturities                                                         3,000
      Purchases                                            (10,152)     (6,925)
      Sales                                                             11,957
   Net increase in loans held for investment                (2,783)     (9,596)
   Purchases of premises and equipment, net                   (431)       (383)
                                                           -------     -------
          Net cash used in investing activities            (11,366)     (1,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing demand deposits       3,333       7,624
   Net increase (decrease) in interest-bearing trans-
     action, savings and other time deposits                15,133      (2,615)
   Net decrease in other borrowings
   Cash dividends paid                                         (34)        (41)
   Proceeds from the exercise of stock options                 243          12
   Repurchases of common stock                              (3,105)       (481)
                                                           -------     -------
          Net cash provided by financing activities         15,570       4,499
                                                           -------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,974       5,302

CASH AND CASH EQUIVALENTS:
   Beginning of period                                      12,290      16,956
                                                           -------     -------

   End of period                                           $18,264     $22,258
                                                           =======     =======

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings               $ 2,624     $ 2,539
   Income taxes                                            $   951     $   825


See notes to condensed consolidated financial statements.

                            MCB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MCB Financial Corporation (the "Company" on a consolidated basis) is a bank holding company with one bank subsidiary: Metro Commerce Bank (the "Bank"). MCB Statutory Trust I (the "Trust"), which is a Connecticut statutory trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of the Company. The unaudited condensed consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. The interim condensed consolidated financial statements contained herein are not audited. However, in the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2001 should not be considered indicative of operating results to be expected for the year ending December 31, 2001. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

2.       EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:




                                                                 Three months ended June 30,
                                  --------------------------------------------------------------------------------------------
                                      2001                                               2000
                                  --------------------------------------------------------------------------------------------
                                     Income           Shares        Per Share        Income            Shares        Per Share
                                  (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                  -----------     -------------     ----------     -----------     -------------     ---------

Basic EPS
Income available to common
   shareholders                        $ 778             1,652          $ 0.47          $ 761             2,030         $ 0.37
Effect of Dilutive Securities
   Stock  options                                           80                                               92
                                  ----------      ------------      ----------     ----------      ------------      ---------
Diluted EPS
Income available to common
   shareholders plus assumed
   conversions                         $ 778             1,732          $ 0.45          $ 761             2,122         $ 0.36
                                  ==========      ============      ==========     ==========      ============      =========



                                                                    Six months ended June 30,
                                  --------------------------------------------------------------------------------------------
                                      2001                                               2000
                                  --------------------------------------------------------------------------------------------
                                     Income           Shares        Per Share        Income           Shares         Per Share
                                  (Numerator)     (Denominator)       Amount       (Numerator)    (Denominator)        Amount
                                  --------------  -------------     ----------     -----------  ---------------      ---------

Basic EPS
Income available to common
   shareholders                      $ 1,489             1,704          $ 0.87        $ 1,414             2,042         $ 0.69
Effect of Dilutive Securities
   Stock  options                                           85                                              105
                                  ----------      ------------      ----------     ----------      ------------      ---------
Diluted EPS
Income available to common
   shareholders plus assumed
   conversions                       $ 1,489             1,789          $ 0.83        $ 1,414             2,147         $ 0.66
                                  ==========      ============      ==========     ==========      ============      =========




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

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was adopted by the Company effective April 1, 2001. SFAS No. 140 is a replacement of SFAS No. 125,"Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Standards Board ("FASB"), and some were changed only in minor ways. In issuing SFAS No.140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. The adoption of SFAS No. 140 did not have a significant impact on the financial position or results of operations, or cash flows of the Company.

     In June 2001, SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," was issued. This standard is effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion ("APB") Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company's financial statements.

4.       SUBSEQUENT EVENT

     Pursuant to the April 2001 stock purchase agreement between the Company, John Cavallucci and his family, on July 3, 2001, the Company repurchased the remaining 43,011 shares of the Company's common stock owned by them at a price of $12.00 per share. On the same date, the company repurchased an additional 10,500 shares from Mr. Cavallucci which he had acquired upon exercise of vested options. Pursuant to the stock purchase agreement, Mr. Cavallucci resigned from the board of directors on July 3, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MCB Financial is a bank holding company with one bank subsidiary, Metro Commerce Bank. We own MCB Statutory Trust I, which is a Connecticut statutory trust formed for the exclusive purpose of issuing and selling trust preferred securities.

         We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate in the San Francisco Bay Area with 5 offices located in Hayward, Petaluma, San Francisco, San Rafael and South San Francisco. We also operate an office in Upland, located in Southern California.

         At June 30, 2001, we had total assets of $226.3 million, total loans, net, of $165.6 million and total deposits of $207.1 million.

         The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         The following table summarizes income, income per share and key financial ratios for the periods indicated:


                                                              Net Income
                                                    ----------------------------
                                                        Three           Three
                                                    months ended    months ended
                                                      June 30,        June 30,
(Dollars in thousands, except per share amounts)        2001            2000
--------------------------------------------------------------------------------

Income                                                  $778            $761
Income per share:
      Basic                                            $0.47           $0.37
      Diluted                                          $0.45           $0.36
Return on average assets                                1.43%           1.52%
Return on average shareholders' equity                 22.54%          20.16%
Dividend payout ratio                                   2.22%           2.78%


                                                              Net Income
                                                    ----------------------------
                                                         Six             Six
                                                    months ended    months ended
                                                      June 30,        June 30,
(Dollars in thousands, except per share amounts)        2001            2000
--------------------------------------------------------------------------------

Income                                                $1,489          $1,414
Income per share:
      Basic                                            $0.87           $0.69
      Diluted                                          $0.83           $0.66
Return on average assets                                1.39%           1.42%
Return on average shareholders' equity                 20.81%          19.00%
Dividend payout ratio                                   2.41%           3.03%


Second Quarter

         Our net income for the second quarter of 2001 increased 2.2% to $778,000, or $0.45 per diluted share, compared to net income of $761,000, or $0.36 per diluted share, for the second quarter of 2000. Based on our net income for the second quarter of 2001, our return on average shareholders' equity was 22.54% and our return on average assets was 1.43%. During the second quarter of 2000, our net income resulted in a return on average shareholders' equity of 20.16% and a return on average assets of 1.52%.

         The 2.2% increase in net income during the second quarter of 2001 as compared to the second quarter of 2000 was the result of a decrease in the provision for loan losses partially offset by an increase in dividends paid on trust preferred securities. The 25% increase in diluted earnings per share during the second quarter of 2001 as compared to the second quarter of 2000 was the result of our common stock repurchases during the twelve months ended June 30, 2001. Due to these repurchases, our weighted average diluted shares outstanding during the second quarter of 2001 decreased 18.4% to 1,731,934 compared to 2,121,723 during the second quarter of 2000.

Year to Date

         Our net income for the six months ended June 30, 2001 increased 5.3% to $1,489,000, or $0.83 per diluted share, compared to net income of $1,414,000, or $0.66 per diluted share, for the six months ended June 30, 2000. Based on our net income for the six months ended June 30, 2001, our return on average shareholders' equity was 20.81% and our return on average assets was 1.39%. During the six months ended June 30, 2000, our net income resulted in a return on average shareholders' equity of 19.00% and a return on average assets of 1.42%.

         The 5.3% increase in net income for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was the result of growth in loans and a decrease in the provision for loan losses partially offset by an increase in dividends paid on trust preferred securities. The 25.8% increase in diluted earnings per share for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was the result of our common stock repurchases during the twelve months ended June 30, 2001. Due to these repurchases, our weighted average diluted shares outstanding during the six months ended June 30, 2001 decreased 16.6% to 1,789,346 compared to 2,146,664 during the six months ended June 30, 2000.


NET INTEREST INCOME - QUARTERLY

         Net interest income remained at $3.1 million for the second quarter of 2001 as compared to $3.1 million for the second quarter of 2000. This was primarily due to the $15.5 million, or 8.3%, increase in average interest-earning assets which was offset by a 49 basis point decrease in our net yield on interest-earnings assets.

         Net interest income remained at $3.1 million for the second quarter of 2001 as compared to $3.1 million for the first quarter of 2001. This was primarily due to the $7.6 million, or 3.9%, increase in average interest-earning assets which was offset by a 21 basis point decrease in our net yield on interest-earnings assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.




                                            For the quarter ended        For the quarter ended          For the quarter ended
                                          ---------------------------  -----------------------------  -----------------------------
                                               June 30, 2001                March 31, 2001                  June 30, 2000
                                          ---------------------------  -----------------------------  -----------------------------
                                          Average                      Average                        Average
(Dollars in thousands)                    Balance   Interest   Rate    Balance    Interest   Rate     Balance    Interest   Rate
---------------------------------------   --------  --------  ------  ---------   --------  ------    -------    --------  -------

INTEREST-EARNING ASSETS:
Federal funds sold                      $   9,681 $    104     4.31% $    4,724 $     62      5.32% $   11,744 $    183      6.27%
Interest-bearing deposits with banks          286        5     7.01%        286        4      5.67%        286        4      5.63%
Investment securities:
     Taxable                               26,306      367     5.60%     26,378      373      5.73%     28,652      430      6.04%
     Tax-exempt
Loans (1) (2)                             166,281    3,974     9.59%    163,560    4,067     10.08%    146,388    3,814     10.48%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
     Total interest-earning assets        202,554    4,450     8.81%    194,948    4,506      9.37%    187,070    4,431      9.53%
Noninterest-earning assets                 15,118                        14,609                         13,800
                                          --------                     ---------                      ---------
     Total assets                       $ 217,672                    $  209,557                     $  200,870
                                          ========                     =========                      =========

INTEREST-BEARING LIABILITIES:
Deposits:
     Interest-bearing transaction
     accounts                            $110,722 $    835     3.02% $  103,568 $    895      3.50% $  110,639 $    997      3.62%
     Time deposits, $100,000 or more       28,883      372     5.17%     27,456      389      5.75%     15,376      200      5.23%
     Savings and other time                10,938      118     4.33%     10,686      123      4.67%     11,323      122      4.33%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
          Total interest-bearing
          deposits                        150,543    1,325     3.53%    141,710    1,407      4.03%    137,338    1,319      3.86%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
Other borrowings                              544        6     4.42%      1,760       25      5.76%        650        9      5.57%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
          Total interest-bearing
          liabilities                     151,087    1,331     3.53%    143,470    1,432      4.05%    137,988    1,328      3.87%
Noninterest-bearing deposits               48,340                        46,478                         46,065
Other noninterest-bearing liabilities       1,441                         1,714                          1,716
Trust preferred securities                  3,000                         3,000
                                          --------                     ---------                      ---------
Shareholders' equity                       13,804                        14,895                         15,101
                                          --------                     ---------                      ---------
Total liabilities and shareholders'
equiy                                    $217,672                    $  209,557                     $  200,870
                                          ========                     =========                      =========

                                                    -------                       -------                        -------
Net interest income                               $  3,119                      $  3,074                       $  3,103
                                                    =======                       =======                        =======
Interest rate spread                                           5.28%                          5.32%                          5.66%
Contribution of interest free funds                            0.90%                          1.07%                          1.01%
                                                              -------                      ---------                       --------
Net yield on interest-earning assets (3)                       6.18%                          6.39%                          6.67%
                                                              =======                      =========                       ========


(1)  Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)  Loan fees totaling $349,000, $278,000 and $258,000 are included in loan interest income for the three months ended
     June 30, 2001, March 31, 2001 and June 30, 2000, respectively.
(3)  Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.


         The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).



                                                                    Quarter Ended June 30, 2001      Quarter Ended June 30, 2001
                                                                       Compared with                    Compared with
                                                                     Quarter Ended March 31, 2001    Quarter Ended June 30, 2000
                                                                     Favorable / (Unfavorable)        Favorable / (Unfavorable)
                                                                   -------------------------------  ------------------------------

(Dollars in thousands)                                                Volume    Rate (1)    Net        Volume    Rate (1)   Net
                                                                   -------------------------------  ------------------------------

INTEREST EARNED ON INTEREST-EARNINGS ASSETS
   Federal funds sold                                                    $66      ($24)    $42           ($32)    ($47)   ($79)
   Interest-bearing deposits with banks                                    0         1       1              0        1       1
   Investment securities:
        Taxable                                                           (1)       (5)     (6)           (34)     (29)    (63)
        Tax-exempt
   Loans                                                                  65      (158)    (93)           520     (360)    160
                                                                   -------------------------------  ------------------------------
               Total Interest Income                                     130      (186)    (56)           454     (435)     19
                                                                   -------------------------------  ------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
   Deposits:
        Interest-bearing transaction accounts                            (58)      118      60             (1)     163     162
        Time deposits, $100,000 or more                                  (22)       39      17           (176)       4    (172)
        Savings and other time                                            (3)        8       5              4        0       4
                                                                   -------------------------------  ------------------------------
               Total interest-bearing deposits                           (83)      165      82           (173)     167      (6)
   Other borrowings                                                       17         2      19              1        2       3
                                                                   -------------------------------  ------------------------------
               Total Interest Expense                                    (66)      167     101           (172)     169      (3)
                                                                   -------------------------------  ------------------------------
                    Net increase (decrease) in net interest income       $64      ($19)    $45           $282    ($266)    $16
                                                                   ===============================  ==============================


(1)  The rate/volume variance has been included in the rate variance.



The Quarter Ended June 30, 2001 Compared to June 30, 2000

         Interest income in the second quarter ended June 30, 2001 increased to $4.5 million from $4.4 million in the quarter ended June 30, 2000. This was primarily due to the increase in average loans offset by a 72 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $15.5 million, or 8.3%, to $202.6 million in the three months ended June 30, 2001, compared to $187.1 million in the same period for 2000. Average loans increased $19.9 million, or 13.6%, to $166.3 million for three months ended June 30, 2001 from $146.4 million in the same period for 2000. Average investment securities, federal funds sold and interest-bearing deposits with banks, decreased 10.8% to $36.3 million in the second quarter of 2001 from $40.7 million in the same period for 2000.

         The average yield on interest-earning assets decreased 72 basis points to 8.81% in the second quarter of 2001 from 9.53% in the same period of 2000 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 275 basis points from 9.50% at June 30, 2000 to 6.75% at June 30, 2001 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 89 basis points to 9.59% for the second quarter of 2001 from 10.48% in the same period of 2000. Loans represented approximately 82.1% of total interest-earning assets in the second quarter of 2001 compared to 78.3% for the same period in 2000.

         Interest expense in the second quarter of 2001 was $1.3 million, unchanged from interest expense of $1.3 million for the same period of 2000. Lower interest rates paid on interest-bearing transaction accounts were offset by the volume increase in time deposits of $100,000 or more. Average interest-bearing liabilities increased 9.5% to $151.1 million in the second quarter of 2001 from $138.0 million in the same period for 2000. The increase was due primarily to the efforts of our relationship managers in generating deposits from their client relationships.

         During the second quarter of 2001, average noninterest-bearing deposits increased to $48.3 million from $46.1 million in the same period of 2000.

         As a result of the foregoing analyses, our interest rate spread decreased to 5.28% in the second quarter of 2001 from 5.66% in the same period of 2000. The net yield on interest-earning assets decreased in the second quarter of 2001 to 6.18% from 6.67% in the same period of 2000.

THE QUARTER ENDED JUNE 30, 2001 COMPARED TO MARCH 31, 2001

         Interest income in the second quarter ended June 30, 2001 remained at $4.5 million as compared to $4.5 million for the first quarter of 2001. This was primarily due to the increase in average interest-earning assets offset by a 56 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $7.6 million, or 3.9%, to $202.6 million in the three months ended June 30, 2001, compared to $194.9 million in the previous quarter. Average loans increased $2.7 million, or 1.7%, to $166.3 million for the three months ended June 30, 2001 from $163.6 million in the previous quarter. Average investment securities, federal funds sold and interest-bearing deposits with banks, increased 15.6% to $36.3 million in the second quarter of 2001 from $31.4 million in the previous quarter.

         The average yield on interest-earning assets decreased 56 basis points to 8.81% in the second quarter of 2001 from 9.37% in the previous quarter primarily due to a decrease in the average yield on loans. We lowered our prime rate by 125 basis points from 8.00% at March 31, 2001 to 6.75% at June 30, 2001 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 49 basis points to 9.59% for the second quarter of 2001 from 10.08% in the prior quarter. Loans represented approximately 82.1% of total interest-earning assets in the second quarter of 2001 compared to 83.9% for the prior quarter.

         Interest expense in the second quarter of 2001 was $1.3 million, a decrease from interest expense of $1.4 million for the prior quarter. This was primarily due to lower interest rates paid on interest-bearing transaction accounts. Our average rate paid on interest-bearing transaction accounts declined by 48 basis points to 3.02% for the second quarter of 2001 from 3.50% in the prior quarter. Average interest-bearing liabilities increased 5.3% to $151.1 million in the second quarter of 2001 from $143.5 million in the prior quarter. The increase was due primarily to the efforts of our relationship managers in generating deposits from their client relationships.

         During the second quarter of 2001, average noninterest-bearing deposits increased to $48.3 million from $46.5 million in the prior quarter.

         As a result of the foregoing analyses, our interest rate spread decreased to 5.28% in the second quarter of 2001 from 5.32% in the prior quarter. The net yield on interest-earning assets decreased in the second quarter of 2001 to 6.18% from 6.39% in the prior quarter.

NET INTEREST INCOME - YEAR TO DATE

         Net interest income increased to $6.2 million for the six months ended June 30, 2001 as compared to $6.0 million for the six months ended June 30, 2000. This was primarily due to the $14.0 million, or 7.0%, increase in average interest-earning assets which was offset by a 29 basis point decrease in our net yield on interest-earning assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.


                                                                          For the six months ended June 30,
                                                      ---------------------------------------------------------------------------
                                                                     2001                                     2000
                                                      -----------------------------------     -----------------------------------
                                                       Average                                 Average
(Dollars in thousands)                                 Balance     Interest       Rate         Balance      Interest      Rate
--------------------------------------------------    ----------   ----------   ---------     ----------    ----------  ---------

INTEREST-EARNING ASSETS:
Federal funds sold                                  $     7,216  $       166       4.64%    $    10,625   $       317      6.00%
Interest-bearing deposits with banks                        286            9       6.35%            286             8      5.63%
Investment securities:
     Taxable                                             26,292          740       5.68%         31,457           909      5.81%
     Tax-exempt
Loans (1) (2)                                           164,928        8,041       9.83%        142,312         7,387     10.44%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
     Total interest-earning assets                      198,722        8,956       9.09%        184,680         8,621      9.39%
Noninterest-earning assets                               14,885                                  14,308
                                                      ----------                              ----------
     Total assets                                   $   213,607                             $   198,988
                                                      ==========                              ==========

INTEREST-BEARING LIABILITIES:
Deposits:
     Interest-bearing transaction accounts          $   107,164  $     1,730       3.26%    $   109,688   $     1,951      3.58%
     Time deposits, $100,000 or more                     28,174          761       5.45%         14,792           379      5.15%
     Savings and other time                              10,813          241       4.49%         11,378           238      4.21%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
          Total interest-bearing deposits               146,151        2,732       3.77%        135,858         2,568      3.80%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
Other borrowings                                          1,149           31       5.44%            615            16      5.23%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
          Total interest-bearing liabilities            147,300        2,763       3.78%        136,473         2,584      3.81%
Noninterest-bearing deposits                             47,395                                  46,086
Other noninterest-bearing liabilities                     1,599                                   1,545
Trust preferred securities                                3,000
                                                      ----------                              ----------
                                                      ----------                              ----------
Shareholders' equity                                     14,313                                  14,884
                                                      ----------                              ----------
Total liabilities and shareholders' equity          $   213,607                             $   198,988
                                                      ==========                              ==========

                                                                   ----------                               ----------
Net interest income                                              $     6,193                              $     6,037
                                                                   ==========                               ==========
Interest rate spread                                                               5.31%                                   5.58%
Contribution of interest free funds                                                0.98%                                   0.99%
                                                                                ---------                               ---------
                                                                                ---------                               ---------
Net yield on interest-earning assets (3)                                           6.28%                                   6.57%
                                                                                =========                               =========



(1) Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Loan fees totaling $627,000 and $579,000 are included in loan interest income for the six months ended June 30, 2001 and June 30, 2000, respectively.
(3) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.


         The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).


                                                                            Six Months Ended June 30, 2001
                                                                                     Compared with
                                                                            Six Months Ended June 30, 2000
                                                                               Favorable / (Unfavorable)
                                                                      ------------------------------------

(Dollars in thousands)                                                  Volume      Rate (1)      Net
                                                                      ------------------------------------

INTEREST EARNED ON INTEREST-EARNINGS ASSETS
   Federal funds sold                                                    ($102)      ($49)     ($151)
   Interest-bearing deposits with banks                                      0          1          1
   Investment securities:
        Taxable                                                           (151)       (18)      (169)
        Tax-exempt
   Loans                                                                 1,162       (508)       654
                                                                      ----------------------------------
               Total Interest Income                                       909       (574)       335
                                                                      ----------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
   Deposits:
        Interest-bearing transaction accounts                               45        176        221
        Time deposits, $100,000 or more                                   (340)       (42)      (382)
        Savings and other time                                              12        (15)        (3)
                                                                      ----------------------------------
               Total interest-bearing deposits                            (283)       119       (164)
   Other borrowings                                                        (14)        (1)       (15)
                                                                      ----------------------------------
               Total Interest Expense                                     (297)       118       (179)
                                                                      ----------------------------------
                    Net increase (decrease) in net interest income        $612      ($456)      $156
                                                                      ==================================


(1)  The rate/volume variance has been included in the rate variance.



The Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

         Interest income for the six months ended June 30, 2001 increased to $9.0 million from $8.6 million for the six months ended June 30, 2000. This was primarily due to the increase in average loans offset by a 29 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $14.0 million, or 7.6%, to $198.7 million for the six months ended June 30, 2001, compared to $184.7 million in the same period for 2000. Average loans increased $22.6 million, or 15.9%, to $164.9 million for the six months ended June 30, 2001 from $142.3 million in the same period for 2000. Average investment securities, federal funds sold and interest-bearing deposits with banks, decreased 20.2% to $33.8 million for the six months ended June 30, 2001 from $42.4 million in the same period for 2000.

         The average yield on interest-earning assets decreased 30 basis points to 9.09% for the six months ended June 30, 2001 from 9.39% in the same period of 2000 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 275 basis points from 9.50% at June 30, 2000 to 6.75% at June 30, 2001 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 61 basis points to 9.83% for the six months ended June 30, 2001 from 10.44% in the same period of 2000. Loans represented approximately 83.0% of total interest-earning assets for the six months ended June 30, 2001 compared to 77.1% for the same period in 2000.

         Interest expense for the six months ended June 30, 2001 was $2.8 million compared to $2.6 million for the same period of 2000. Lower interest rates paid on interest-bearing transaction accounts were offset by the volume increase in time deposits of $100,000 or more. Average interest-bearing liabilities increased 7.9% to $147.3 million for the six months ended June 30, 2001 from $136.5 million in the same period for 2000. The increase was due primarily to the efforts of our relationship managers in generating deposits from their client relationships.

         During the six months ended June 30, 2001, average noninterest-bearing deposits increased to $47.4 million from $46.1 million in the same period of 2000.

         As a result of the foregoing analyses, our interest rate spread decreased to 5.31% for the six months ended June 30, 2001 from 5.58% in the same period of 2000. The net yield on interest-earning assets decreased for the six months ended June 30, 2001 to 6.28% from 6.57% in the same period of 2000.

NONINTEREST INCOME

         The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):



                                                          Quarter Ended June 30,         Six Months Ended June 30,
                                                          -----------------------        -----------------------
Components of Noninterest Income                            2001         2000              2001         2000
--------------------------------------------------        ----------   ----------        ----------   ----------

Gain on sale of loans                                     $      15    $      20                39    $      35
Service fees on deposit accounts                                133          116               256          245
Loan servicing fees                                              17           14                32           27
Loss on sale of investment securities - net                                                                  (2)
Other                                                            64           70               160          114
                                                          ----------   ----------        ----------   ----------
    Total                                                 $     229    $     220               487    $     419
                                                          ==========   ==========        ==========   ==========

As a Percentage of Average Assets (Annualized)
--------------------------------------------------
Gain on sale of loans                                         0.03%        0.04%             0.04%        0.03%
Service fees on deposit accounts                              0.24%        0.23%             0.24%        0.25%
Loan servicing fees                                           0.03%        0.03%             0.03%        0.03%
Gain (loss) on sale of investment securities - net                                                        0.00%
Other                                                         0.12%        0.14%             0.15%        0.11%
                                                          ----------   ----------        ----------   ----------
    Total                                                     0.42%        0.44%             0.46%        0.42%
                                                          ==========   ==========        ==========   ==========


NONINTEREST EXPENSE.

         The following table summarizes our noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):




                                                               Quarter Ended June 30,                 Six Months Ended June 30,
                                                        -------------------------------------    -----------------------------------
Components of Noninterest Expense                             2001                2000                2001                2000
----------------------------------------------------    -----------------   -----------------    ----------------    ---------------

Salaries and employee benefits                          $          1,128    $          1,118               2,238     $         2,187
Occupancy expense                                                    254                 273                 538                 527
Furniture and equipment expense                                      123                 114                 236                 224
Professional services                                                 74                  72                 120                 126
Supplies                                                              61                  62                 119                 121
Promotional expenses                                                  54                  19                 155                 148
Data processing fees                                                  97                  89                 198                 177
Regulatory assessments                                                15                  15                  30                  30
Other                                                                141                 155                 265                 283
                                                        -----------------   -----------------    ----------------    ---------------
    Total                                               $          1,947    $          1,917               3,899     $         3,823
                                                        =================   =================    ================    ===============
Average full-time equivalent employees                                59                  59                  59                  58

As a Percentage of Average Assets (Annualized)
----------------------------------------------------
Salaries and employee benefits                                     2.08%               2.22%               2.11%               2.20%
Occupancy expense                                                  0.47%               0.54%               0.51%               0.53%
Furniture and equipment expense                                    0.23%               0.23%               0.22%               0.22%
Professional services                                              0.14%               0.14%               0.11%               0.13%
Supplies                                                           0.11%               0.12%               0.11%               0.12%
Promotional expenses                                               0.10%               0.04%               0.15%               0.15%
Data processing fees                                               0.18%               0.18%               0.19%               0.18%
Regulatory assessments                                             0.03%               0.03%               0.03%               0.03%
Other                                                              0.26%               0.31%               0.25%               0.28%
                                                        -----------------   -----------------    ----------------    ---------------
    Total                                                          3.59%               3.82%               3.68%               3.84%
                                                        =================   =================    ================    ===============



INCOME TAXES.

         Our effective tax rate was 41.1% for the quarter ended June 30, 2001 compared to 41.7% in the same period of the prior year. For the six months ended June 30, 2001, our effective tax rate was 41.0% compared to 41.4% in the same period of the prior year.


FINANCIAL CONDITION

         Our total assets increased by $17.0 million, or 8.1%, from the end of 2000 to reach $226.3 million at June 30, 2001.

INVESTMENTS

         The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated (dollar amounts in thousands):


                                                  Gross        Gross         Estimated
                                   Amortized    Unrealized    Unrealized        Fair          Carrying
June 30, 2001:                       Cost          Gains        Losses          Value           Value
------------------------------------------------------------------------------------------------------

  Available for sale securities:
    U.S. Treasury                   $ 24,131       $ 301           (80)       $ 24,352        $ 24,352
    U.S. Government agencies           9,095          96           (27)          9,164           9,164
    Corporate securities               1,918          34                         1,952           1,952

Total investment securities         $ 35,144       $ 431        $ (107)       $ 35,468        $ 35,468




                                                  Gross          Gross       Estimated
                                   Amortized    Unrealized    Unrealized        Fair          Carrying
December 31, 2000                    Cost         Gains         Losses         Value            Value
------------------------------------------------------------------------------------------------------

  Held to maturity securities:
    U.S. Government agencies         $ 2,000                      $ (1)        $ 1,999         $ 2,000

           Total held to maturity      2,000                        (1)          1,999           2,000

  Available for sale securities:
    U.S. Treasury                     13,983         188           (42)         14,129          14,129
    U.S. Government agencies           9,108           5           (75)          9,038           9,038
    Corporate securities               1,929           4                         1,933           1,933

           Total available for sale   25,020         197          (117)         25,100          25,100

Total investment securities         $ 27,020       $ 197        $ (118)       $ 27,099        $ 27,100





                                                     Gross          Gross       Estimated
                                     Amortized     Unrealized    Unrealized        Fair        Carrying
June 30, 2000                          Cost          Gains         Losses         Value          Value
------------------------------------------------------------------------------------------------------


  Held to maturity securities:
    U.S. Government agencies         $ 2,000                     $ (21)        $ 1,979         $ 2,000

           Total held to maturity      2,000                       (21)          1,979           2,000

  Available for sale securities:
    U.S. Treasury                     13,987        $ 27          (265)         13,749          13,749
    U.S. Government agencies          11,120                      (546)         10,574          10,574
    Corporate securities               1,939                       (34)          1,905           1,905

           Total available for sale   27,046          27          (845)         26,228          26,228

Total investment securities         $ 29,046        $ 27        $ (866)       $ 28,207        $ 28,228




         The maturities and weighted average yields of our investment securities at June 30, 2001 are presented in the following table (at amortized cost) (dollar amounts in thousands):



                                                            After 1 Year         After 5 Years
                                       Within 1 Year       Within 5 Years        Within 10 Years                 Total
                                 ---------------------  ------------------------------------------------------------------
                                    Amount      Yield      Amount      Yield      Amount      Yield      Amount      Yield

U.S. Treasury and other
     U.S. government agencies       $5,002      6.14%     $24,177      4.91%      $4,047     5.61%      $33,226     5.18%
Corporate securities                   808      6.33%       1,110      6.30%                              1,918     6.32%
                                 ----------  ---------  ----------  --------- -----------  --------  -----------  --------
   Total                            $5,810      6.16%     $25,287      4.97%      $4,047     5.61%      $35,144     5.24%
                                 ==========  =========  ==========  ========= ===========  ========  ===========  ========



LOANS HELD FOR INVESTMENT

         Our net loans held for investment increased by $2.7 million, or 1.7%, during the first six months of 2001 as increases in commercial real estate, land, home equity and loans to consumers and individuals were offset by decreases in commercial and construction loans. The following table sets forth the amount of our total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

Total Loans                             June 30,     December 31,     June 30,
                                          2001          2000            2000
                                     -----------     ------------     ---------
Commercial                           $   24,068      $    27,137      $  24,043
Real estate:
   Commercial                           110,903          108,557         95,697
   Construction                          22,313           24,157         21,076
   Land                                   5,179            1,675          3,600
Home equity                               2,780            1,581          1,602
Loans to consumers and individuals        2,593            1,936          1,721
                                     ----------      -----------     ----------
       Total                            167,836          165,043        147,739
Deferred loan fees                         (191)            (220)          (112)
Allowance for loan losses                (2,039)          (1,939)        (1,742)
                                     -----------     -----------     ----------
    Total net loans                  $  165,606      $   162,884     $  145,885
                                     ==========      ===========     ==========

         In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $141.1 million, or 84.1% of the total portfolio as of June 30, 2001. Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

         We focus our portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within our loan portfolio. As of June 30, 2001 the two largest industry concentrations within the loan portfolio were real estate and related services at 30.1% and the services - personal/business industry at 22.7% of the portfolio. Because credit concentrations increase portfolio risk, we place significant emphasis on the purpose of each loan and the related sources of repayment. We generally limit unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

Maturities of Loans at June 30, 2001 (dollar amounts in thousands):

Time remaining to maturity       Fixed rate     Adjustable rate        Total
                                 ----------     ---------------     ----------
One year or less                    $ 9,779        $ 34,748          $ 44,527
After one year to five years         62,652          23,774            86,426
After five years                     10,288          26,595            36,883
                                 -----------    ---------------     ---------
    Total                           $82,719        $ 85,117          $167,836
                                 ===========    ===============     =========

         As of June 30, 2001, the percentage of loans held for investment with fixed and floating interest rates was 49.3% and 50.7%, respectively.

NONPERFORMING ASSETS

         We carefully monitor the quality of our loan portfolio and the factors that affect it, including regional economic conditions, employment stability, and real estate values. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.

         As of June 30, 2001, we had nonperforming assets in the amount of $40,000. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):



Nonperforming Assets                  June 30,  March 31,   December 31,   September 30,   June 30,
                                        2001      2001          2000             2000        2000
                                      --------  ---------   ------------   -------------   ---------

Nonaccrual loans                      $      0  $      0    $          0   $           0   $     126
Loans 90 days or more
   past due and still accruing              40        40              40              78          40
                                      --------  ---------   ------------   -------------   ---------
                                      $     40  $     40    $         40   $          78   $     166
                                      ========  =========   ============   =============   =========

As a percent of total loans               0.02%     0.02%           0.02%           0.05%       0.11%
As a percent of total assets              0.02%     0.02%           0.02%           0.04%       0.08%



         At June 30, 2001, we had loans identified as impaired in the amount of $40,000. At June 30, 2001, no specific allowance for loan losses was required for these impaired loans because they were adequately collateralized.

ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses ("ALL") which is reduced by credit losses and increased by credit recoveries and by the provision to the ALL which is charged against operations. Provisions to the ALL and the total of the ALL are based, among other factors, upon our credit loss experience, current economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

         In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 2001, the ALL of $2,039,000, or 1.22% of total loans, was determined by us to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):




                                                                                     At and For            At and For
                                                                                   the Six Months        the Year Ended
                                                                                   Ended June 30,         December 31,
                                                                                        2001                  2000
                                                                                  ------------------    ---------------

Balances:
   Average loans during period                                                    $       164,928       $      149,645
   Loans at end of period                                                                 167,645              164,823

Allowance for Loan Losses:
   Balance at beginning of period                                                           1,939                1,492
   Charge-offs:
       Commercial                                                                                                    9
       Consumer                                                                                                      1
                                                                                  ---------------       --------------
            Total charge-offs                                                                   0                   10
   Recoveries:
       Commercial                                                                                                   37
                                                                                  ---------------       --------------
            Total recoveries                                                                    0                   37
                                                                                  ---------------       --------------
   Net charge-offs  (recoveries)                                                                0                  (27)
                                                                                  ---------------       --------------
   Provision charged to operating expense                                                     100                  420
                                                                                  ---------------       --------------
   Balance at end of period                                                       $         2,039       $        1,939
                                                                                  ===============       ==============

Ratios:
   Net charge-offs (recoveries) to average loans                                             0.00%               -0.02%
   Allowance for loan losses to loans at end of period                                       1.22%                1.18%
   Net charge-offs (recoveries) to beginning of period allowance for loan losses             0.00%               -1.81%



         We did not make a provision to the allowance for loan losses during the second quarter of 2001 as compared to a provision of $100,000 during the second quarter of 2000. For the six months ended June 30, 2001, we provided $100,000 to the ALL as compared to $220,000 during the same period of 2000. We believe the $100,000 provision to the ALL during the first six months of 2001 is adequate given our net loan growth of 1.7% during that same period.

         The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):


                                    June 30,                     December 31,                     June 30,
                                     2001                           2000                           2000
                           ----------------------------   ----------------------------   ----------------------------
                                              % of                           % of                           % of
                                            Category                       Category                       Category
                                            to Total                       to Total                       to Total
                               ALL            Loans           ALL            Loans           ALL            Loans

Commercial loans           $      860          44.40%    $      793          43.34%    $       636          43.22%
Real estate loans               1,000          51.69%           978          53.47%            294          53.37%
Consumer loans                     84           3.91%            65           3.19%             32           3.41%
Not allocated                      95             N/A           103             N/A            780             N/A
                           ----------    ------------    ----------    ------------    ------------    ------------
     Total                 $    2,039         100.00%    $    1,939         100.00%    $     1,742         100.00%
                           ==========    ============    ==========    ============    ============    ============



         The ALL is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the ALL as shown above should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, our methodology also places emphasis on historical loss data, delinquency and nonaccrual trends by loan classification category and expected loan maturity. This analysis, we believe, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.

DEPOSITS

         Our total consolidated deposits increased by $18.5 million, or 9.79%, during the six months ended June 30, 2001.

         Rates paid on deposits decreased along with market interest rates during the six months ended June 30, 2001 as compared to the year ended December 31, 2000. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):


                                                   Six Months Ended                 Year Ended                 Six Months Ended
                                                     June 30, 2001               December 31, 2000              June 30, 2000
                                               --------------------------    --------------------------    -------------------------
                                                 Average       Average         Average       Average         Average      Average
                                                 Balance         Rate          Balance         Rate          Balance        Rate
                                               -------------  -----------    ------------   -----------    ------------  -----------

Noninterest-bearing demand deposits            $     47,395                $      47,329                 $      46,086

Interest-bearing demand deposits (includes
     money market deposit accounts)                 107,164        3.26%         108,708         3.70%         109,688        3.59%
Savings deposits                                      2,094        1.74%           2,146         1.95%           2,088        1.93%
Time deposits, $100,000 and over                     28,174        5.45%          17,730         5.46%          14,792        5.15%
Other time deposits                                   8,719        5.16%           9,086         4.96%           9,290        4.71%
                                               -------------  -----------    ------------   -----------    ------------  -----------
    Total interest-bearing                          146,151        3.77%         137,670         3.98%         135,858        3.81%

Total deposits                                 $    193,546        2.85%   $     184,999         2.96%   $     181,944        2.85%
                                               =============  ===========    ============   ===========    ============  ===========



         The following table sets forth the time remaining to maturity of our time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):


                                                    June 30,              December 31,               June 30,
Time remaining to maturity                            2001                    2000                     2000
                                                -----------------       -----------------        -----------------

Three months or less                            $         20,328        $         14,456         $          8,447
After three months to six months                           6,108                   4,519                    4,594
After six months to one year                               2,601                   5,678                    2,862
After twelve months                                        1,600                     500                      410
                                                -----------------       -----------------        -----------------
          Total                                 $         30,637        $         25,153         $         16,313
                                                =================       =================        =================



LIQUIDITY

         Liquidity is our ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of our borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for us include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. We hold overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 2001, federal funds sold averaged $7.2 million, or 3.4% of total assets. In addition to our federal funds, we maintain various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

         At June 30, 2001, we had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $30.6 million, or 13.5% of total assets. This represented all available liquid assets, excluding other assets.

         Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant we become on our illiquid loan portfolio and our securities portfolio to absorb temporary fluctuations in deposit levels. At June 30, 2001, the loan-to-deposit ratio was 81.0% as compared to 87.4% at December 31, 2000.

         Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings), or the liquidity ratio. We target a minimum ratio of 5%. At June 30, 2001, this ratio was 6.1% as compared to 1.3% at December 31, 2000.

         As of June 30, 2001, we had no material commitments that were expected to adversely impact liquidity.

INTEREST RATE RISK MANAGEMENT

Net Income Simulation

         We utilize the results of a net income simulation model to quantify the estimated exposure to net income of changes in interest rates. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

         The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our nonmaturity deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of June 30, 2001, the analysis indicates that our net income for the next 12 months would increase 3% if rates increased 200 basis points, and decrease by 1% if rates decreased 200 basis points.

         This analysis indicates the impact of the change in net income for a given set of rate changes and assumptions. It assumes no growth in the balance sheet and does not account for all the factors that impact this analysis including changes by us to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in the portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net income.

         The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

Gap Analysis

         In addition to the above analysis, we also perform a gap analysis as part of the overall interest rate risk management process. Net interest income and the net interest margin are largely dependent on our ability to closely match interest-earning assets with interest-bearing liabilities. As interest rates change, we must constantly balance maturing and repricing liabilities with maturing and repricing assets. This process is called asset/liability management and is commonly measured by the maturity/repricing gap. The maturity/repricing gap is the dollar difference between maturing or repricing assets and maturing or repricing liabilities at different intervals of time.

         The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of June 30, 2001, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):




June 30, 2001                                               Over 90       Over 180     After One       After
                                               90 days      days to        days to      Year to         Five
                                               or less      180 days      365 days     Five Years      Years         Total
                                              -----------  -----------   ------------  -----------   -----------   -----------

Earning Assets (Rate Sensitive):
   Federal funds sold                         $        0                                                           $        0
   Interest-bearing deposits with other banks              $      286                                                     286
   Investment securities                                        1,005    $     4,805   $   25,287    $    4,047        35,144
   Loans, excluding allowance for possible losses 87,723        2,117          2,548       65,160        10,288       167,836
                                              -----------  -----------   ------------  -----------   -----------   -----------
     Total                                        87,723        3,408          7,353       90,447        14,335       203,266
                                              -----------  -----------   ------------  -----------   -----------   -----------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing transaction deposits                                      50,684       64,006                     114,690
   Time deposits, $100,000 or more                20,328        6,108          2,601        1,600                      30,637
   Savings and other time deposits                 3,517        2,003          2,103        3,385                      11,008
   Other borrowings                                  750                                                                  750
   Trust preferred securities                                                                             3,000         3,000
                                              -----------  -----------   ------------  -----------   -----------   -----------
     Total                                        24,595        8,111         55,388       68,991         3,000    $  160,085
                                              -----------  -----------   ------------  -----------   -----------   -----------
Period GAP                                    $   63,128 $     (4,703)   $   (48,035)$     21,456    $   11,335
                                              ===========  ===========   ============  ===========   ===========
Cumulative GAP                                $   63,128 $     58,425    $    10,390 $     31,846    $   43,181
                                              ===========  ===========   ============  ===========   ===========
Interest Sensitivity GAP Ratio                     71.96%     (138.00%)      (653.27%)      23.72%        79.07%
                                              ===========  ===========   ============  ===========   ===========
Cumulative Interest Sensitivity                    71.96%       64.11%         10.55%       16.86%        21.24%
                                              ===========  ===========   ============  ===========   ===========



         We classify our interest-bearing transaction accounts and savings accounts into the over 180 days to 365 days time period as well as the after one year to five years time period. This is done to adjust for the relative insensitivity of these accounts to changes in interest rates. Although rates on these accounts can contractually be reset at our discretion, historically these accounts have not demonstrated strong correlation to changes in the prime rate. Generally, a positive gap at one year indicates that net interest income and the net interest margin will increase if interest rates rise in the future. A negative gap at one year indicates that net interest income and the net interest margin will decrease if interest rates rise in the future. We neither currently utilize financial derivatives to hedge our asset/liability position nor do we plan to employ such strategies in the near future.

CAPITAL RESOURCES

         Our total shareholders' equity was $13.9 million as of June 30, 2001 compared to $15.1 million at December 31, 2000. The decrease was primarily due to the repurchase of common stock during the first six months of 2001. For the six months ended June 30, 2001, we repurchased 263,000 shares of our common stock at a total cost of $3.1 million. We paid dividends of $0.02 per share during the six months ended June 30, 2001.

         The ratios of average equity to average assets for the periods indicated are set forth below.

              Six Months Ended                    Six Months Ended
                June 30, 2001                       June 30, 2000
         ----------------------------        ----------------------------

                    6.70%                               7.48%



Trust Preferred Securities

         On September 7, 2000, we completed an offering of 10.60% capital securities in an aggregate amount of $3.0 million through MCB Statutory Trust I, a wholly owned trust subsidiary formed for the purpose of the offering. The securities issued in the offering were sold by the trust in a private transaction pursuant to an applicable exemption from registration under the Securities Act. The entire proceeds of the issuance were invested by the trust in $3,000,000 of 10.60% Junior Subordinated Deferrable Interest Debentures due 2030 issued by us under a similar exemption from registration. The debentures represent the sole assets of the trust. Interest on the debentures is payable semi-annually and the principal is redeemable by us at a premium beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the principal is redeemable by us at 100% of the principal amount. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on September 7, 2030. The debentures bear the same terms and interest rates as the trust preferred securities.

We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

The debentures and related trust investment in the debentures have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying condensed consolidated financial statements.

Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier I capital. As of June 30, 2001, the entire $3.0 million outstanding of trust preferred securities qualified as Tier I capital.

Risk Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As June 30, 2001, our total capital ratio was 10.56% and our Tier 1 capital ratio was 9.40%. In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 2001, our leverage ratio was 7.50%. It is our intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) MCB Financial Corporation held its annual meeting of shareholders on May 16, 2001.

         (b) The following directors were elected at the annual meeting to serve for a one-year term:

                  John Cavallucci*
                  Charles O. Hall
                  Timothy J. Jorstad
                  Catherine H. Munson
                  Patrick E. Phelan
                  Gary T. Ragghianti
                  Edward P. Tarrant
                  Randall J. Verrue

                  * Pursuant to a stock purchase agreement between MCB Financial Corporation, John Cavallucci and his family, Mr. Cavallucci subsequently resigned from the board of directors on July 3, 2001.

         (c)      At the annual meeting, shareholders voted on

                  (1)      the election of MCB Financial Corporation's directors
                  (2) the ratification of the selection of Deloitte & Touche LLP as MCB Financial Corporation's independent public accountants for the fiscal year ending December 31, 2001.

                  The results of the voting were as follows:

                            Votes      Votes                             Broker
Matter                       For      Against  Withheld  Abstentions  Non-Votes
--------------------------------------------------------------------------------

Election of Directors
     John Cavallucci       1,487,757        0    12,672            0          0
     Charles O. Hall       1,499,642        0       787            0          0
     Timothy J. Jorstad    1,499,642        0       787            0          0
     Catherine H. Munson   1,499,642        0       787            0          0
     Patrick E. Phelan     1,499,642        0       787            0          0
     Gary T. Ragghianti    1,499,642        0       787            0          0
     Edward P. Tarrant     1,499,642        0       787            0          0
     Randall J. Verrue     1,499,642        0       787            0          0

Independent Public
     Accountants           1,486,915    9,245         0        4,269          0



         (d)      Not applicable


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:  The Exhibit Index is incorporated by reference.

         (b) Reports on Form 8-K. The Registrant filed the following Current Reports on Form 8-K:

             None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MCB FINANCIAL CORPORATION
                            -------------------------
                                  (REGISTRANT)



Date:    August 10, 2001          /s/ PATRICK E. PHELAN
                                  ----------------------------------------------
                                  Patrick E. Phelan
                                  Chief Financial Officer
                                  (Principal Accounting Officer and officer
                                  authorized to sign on behalf of the
                                  registrant)

                                  Exhibit Index


EXHIBIT           DESCRIPTION
-------           -----------


Not applicable