Form 10QSB
period 2001-09-30
MCB FINANCIAL CORP
filed 2001-11-14
CIK 902789

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

   [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT


    For the transition period from _________________ to _____________________


                        COMMISSION FILE NUMBER: 033-76832


                            MCB FINANCIAL CORPORATION
                      (exact name of small business issuer)


            CALIFORNIA                                           68-0300300
_________________________________                            ___________________
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)


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

                                 YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2001

CLASS
Common stock, no par value                                             1,592,596

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:



                                           MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands                                                           September 30,              December 31,
                                                                                          2001                       2000
                                                                                  ----------------------     ---------------------
                                                                                       (Unaudited)

ASSETS
Cash and due from banks                                                                         $20,414                   $12,040
Federal funds sold                                                                                    0                       250
                                                                                  ----------------------     ---------------------
     Total cash and cash equivalents                                                             20,414                    12,290

Interest-bearing deposits with banks                                                                286                       286
Investment securities available for sale at fair value                                           25,963                    25,100
Investment securities held to maturity at cost; fair value of
     $1,999 in 2000                                                                                                         2,000

Loans held for investment (net of allowance for
     loan losses of $2,236 in 2001 and $1,939 in 2000)                                          173,739                   162,884

Premises and equipment, net                                                                       3,490                     3,470
Accrued interest receivable                                                                       1,104                     1,276
Deferred income taxes                                                                               644                     1,019
Other assets                                                                                        938                       929
                                                                                  ----------------------     ---------------------
     Total assets                                                                              $226,578                  $209,254
                                                                                  ======================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
        Noninterest-bearing                                                                     $52,612                   $47,383
        Interest-bearing:
           Transaction accounts                                                                 118,074                   105,284
           Time certificates, $100,000 and over                                                  24,235                    25,153
           Savings and other time deposits                                                       11,581                    10,765
                                                                                  ----------------------     ---------------------
              Total interest-bearing deposits                                                   153,890                   141,202
                                                                                  ----------------------     ---------------------
              Total deposits                                                                    206,502                   188,585

     Other borrowings                                                                               750                       750
     Accrued interest payable and other liabilities                                               1,695                     1,813
                                                                                  ----------------------     ---------------------
              Total liabilities                                                                 208,947                   191,148

     Company obligated mandatorily redeemable cumulative trust preferred
        securities of subsidiary trust holding soley junior subordinated debentures               3,000                     3,000


SHAREHOLDERS' EQUITY
     Preferred stock, no par value: authorized 20,000,000 shares;
        none issued or outstanding
     Common stock, no par value: authorized 20,000,000 shares;
        issued and outstanding 1,592,596 shares in 2001 and 1,834,877 shares in 2000              8,252                     9,501
     Accumulated other comprehensive income                                                         575                        47
     Retained earnings                                                                            5,804                     5,558
                                                                                  ----------------------     ---------------------
              Total shareholders' equity                                                         14,631                    15,106
                                                                                  ----------------------     ---------------------
     Total liabilities and shareholders' equity                                                $226,578                  $209,254
                                                                                  ======================     =====================

See notes to condensed consolidated financial statements.




              MCB FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended           Nine Months Ended
Dollar amounts in thousands, except per share amounts                         September 30,                September 30,
                                                                          ---------------------       ----------------------
                                                                           2001           2000          2001           2000
                                                                        (Unaudited)                 (Unaudited)

INTEREST INCOME:
   Loans, including fees                                                  $ 3,961       $ 4,167       $ 12,002      $ 11,554
   Federal funds sold                                                          92           156            258           473
   Investment securities                                                      468           414          1,217         1,331
                                                                          -------       -------       --------      --------
        Total interest income                                               4,521         4,737         13,477        13,358
                                                                          -------       -------       --------      --------

INTEREST EXPENSE:
   Interest-bearing transaction, savings and other time deposits              974         1,175          2,945         3,364
   Time certificates, $100,000 and over                                       297           232          1,058           611
   Other interest                                                               4             9             35            25
                                                                          -------       -------       --------      --------
        Total interest expense                                              1,275         1,416          4,038         4,000
                                                                          -------       -------       --------      --------

NET INTEREST INCOME                                                         3,246         3,321          9,439         9,358
                                                                          -------       -------       --------      --------

PROVISION FOR LOAN LOSSES                                                     200           100            300           320
                                                                          -------       -------       --------      --------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                              3,046         3,221          9,139         9,038
                                                                          -------       -------       --------      --------

OTHER INCOME:
   Gain on sale of loans                                                       25            12             64            47
   Service fees on deposit accounts                                           135           111            391           356
   Loan servicing fees                                                         15            14             47            41
   Gain (loss) on sale of investment securities                               228                          228            (2)
   Other                                                                       39            45            199           159
                                                                          -------       -------       --------      --------
        Total other income                                                    442           182            929           601
                                                                          -------       -------       --------      --------

OTHER EXPENSES:
   Salaries and employee benefits                                           1,184         1,096          3,422         3,283
   Occupancy expense                                                          262           273            800           800
   Furniture and equipment expense                                            126           119            362           343
   Professional services                                                      132           107            252           233
   Supplies                                                                    52            56            171           177
   Promotional expenses                                                        92            69            247           217
   Data processing fees                                                        96            93            294           270
   Regulatory assessments                                                      16            16             46            46
   Other                                                                      138           134            403           417
                                                                          -------       -------       --------      --------
        Total other expenses                                                2,098         1,963          5,997         5,786
                                                                          -------       -------       --------      --------

INCOME BEFORE INCOME TAXES AND DIVIDENDS PAID ON
   TRUST PREFERRED SECURITIES                                               1,390         1,440          4,071         3,853
INCOME TAX PROVISION                                                          532           580          1,566         1,579
                                                                          -------       -------       --------      --------
INCOME BEFORE DIVIDENDS PAID ON TRUST PREFERRED
   SECURITIES                                                                 858           860          2,505         2,274
DIVIDENDS PAID ON TRUST PREFERRED SECURITIES                                   80            21            238            21
                                                                          -------       -------       --------      --------
NET INCOME                                                                $   778         $ 839       $  2,267      $  2,253
                                                                          =======       =======       ========      ========

BASIC EARNINGS PER SHARE                                                  $  0.49        $ 0.41       $   1.36      $   1.10
                                                                          =======       =======       ========      ========
DILUTED EARNINGS PER SHARE                                                $  0.46        $ 0.39       $   1.29      $   1.05
                                                                          =======       =======       ========      ========

See notes to condensed consolidated financial statements.




                  MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                Three Months Ended     Nine Months Ended
Dollar amounts in thousands                                                        September 30,         September 30,
                                                                                ------------------     -----------------
                                                                                   2001      2000       2001       2000
                                                                                       (Unaudited)        (Unaudited)

Net income                                                                      $   778    $   839     $ 2,267   $ 2,253
Other comprehensive income
   Unrealized gains on securities:
        Unrealized holding gains arising during period
           (net of taxes of $356 and $121 in the three months ended
           September 30, 2001 and 2000, and $458 and $151 in the nine
           months ended September 30, 2001 and 2000, respectively)                  521        175         663       214
        Less: reclassification adjustment for gains (losses) included in net income (net of taxes of $93 in the three months ended
            September 30, 2001, and $93 and $(1) in the nine months
            ended September 30, 2001 and 2000, respectively)                        135                    135        (1)
                                                                                -------    -------     -------   -------
Other comprehensive income                                                          386        175         528       215
                                                                                -------    -------     -------   -------
Comprehensive income                                                            $ 1,164    $ 1,014     $ 2,795   $ 2,468
                                                                                =======    =======     =======   =======

See notes to condensed consolidated financial statements.




                                      MCB FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months
Dollar amounts in thousands                                                          Ended September 30,
                                                                                -----------------------------
                                                                                  2001                 2000
                                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  2,267             $  2,253
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for loan losses                                                       300                  320
     Depreciation and amortization                                                   485                  288
     (Gain) loss on sale of investment securities, net                              (228)                   2
     Gain on sale of loans                                                           (64)                 (47)
     Deferred income taxes
     Changes in:
        Accrued interest receivable                                                  172                  (78)
        Other assets                                                                  (9)                 505
        Accrued interest payable and other liabilities                                77                  447
                                                                                ---------            --------
          Net cash provided by operating activities                                3,000                3,690

CASH FLOWS FROM INVESTING ACTIVITIES:
   Held to maturity securities:
      Calls                                                                        2,000
   Available for sale securities:
      Maturities                                                                                        5,000
      Purchases                                                                  (10,152)              (6,925)
      Sales                                                                       10,366               11,957
   Net increase in loans held for investment                                     (11,091)             (18,369)
   Purchases of premises and equipment, net                                         (451)                (671)
                                                                                ---------            --------
          Net cash used in investing activities                                   (9,328)              (9,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing demand deposits                             5,229               12,081
   Net increase (decrease) in interest-bearing transaction,
     savings and other time deposits                                              12,688               (7,438)
   Net decrease in other borrowings
   Company obligated mandatorially redeemable preferred securities of
      subsidiary trust holding solely junior subordinated debentures issued                             3,000
   Cash dividends paid                                                               (50)                 (61)
   Proceeds from the exercise of stock options                                       332                   87
   Repurchases of common stock                                                    (3,747)                (481)
                                                                                ---------            --------
          Net cash provided by financing activities                               14,452                7,188
                                                                                ---------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          8,124                1,870

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                            12,290               16,956
                                                                                ---------            --------

   End of period                                                                $ 20,414             $ 18,826
                                                                                =========            ========

CASH PAID DURING THE PERIOD FOR:
   Interest on deposits and other borrowings                                    $  4,105             $  3,941
   Income taxes                                                                 $  1,106             $  1,575


See notes to condensed consolidated financial statements.


                            MCB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MCB Financial Corporation (the "Company" on a consolidated basis) is a bank holding company with one bank subsidiary: Metro Commerce Bank (the "Bank"). MCB Statutory Trust I (the "Trust"), which is a Connecticut statutory trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of the Company. The unaudited condensed consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. The interim condensed consolidated financial statements contained herein are not audited. However, in the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2001 should not be considered indicative of operating results to be expected for the year ending December 31, 2001. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

NOTE 2 - BUSINESS COMBINATIONS

         On August 15, 2001, we signed a definitive merger agreement with Business Bancorp, the holding company for Business Bank of California. The agreement provides for our shareholders to receive approximately 1.9 million shares of Business Bancorp's stock in a tax-free exchange to be accounted for using the purchase method of accounting. The transaction is expected to be completed in December 2001, subject to MCB Financial Corporation and Business Bancorp shareholders' and regulatory approvals. As of and for the nine months ended September 30, 2001, Business Bancorp had $12.1 million in net interest income, $1.9 million in net income, $364.6 million in assets, $296.0 million in deposits and $26.2 million in shareholders' equity.

NOTE 3 - EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:



                                                                   Three months ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                         2001                                               2000
                                    -----------------------------------------------     --------------------------------------------
                                        Income           Shares        Per Share           Income           Shares        Per Share
                                     (Numerator)     (Denominator)       Amount          (Numerator)    (Denominator)      Amount
                                    ---------------  ---------------  -------------     --------------  ---------------  -----------

Basic EPS
Income available to common
   shareholders                              $ 778            1,592         $ 0.49              $ 839            2,040        $ 0.41
Effect of Dilutive Securities
   Stock  options                                                88                                                 86
                                    ---------------  ---------------  -------------     --------------  ---------------  -----------
Diluted EPS
Income available to common
   shareholders plus assumed
   conversions                               $ 778            1,680         $ 0.46              $ 839            2,126        $ 0.39
                                    ===============  ===============  =============     ==============  ===============  ===========


                                                                    Nine months ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                         2001                                               2000
                                    -----------------------------------------------     --------------------------------------------
                                        Income           Shares        Per Share           Income           Shares        Per Share
                                     (Numerator)     (Denominator)       Amount          (Numerator)    (Denominator)      Amount
                                    ---------------  ---------------  -------------     --------------  ---------------  -----------

Basic EPS
Income available to common
   shareholders                            $ 2,267            1,667         $ 1.36            $ 2,253            2,041        $ 1.10
Effect of Dilutive Securities
   Stock  options                                                85                                                 99
                                    ---------------  ---------------  -------------     --------------  ---------------  -----------
Diluted EPS
Income available to common
   shareholders plus assumed
   conversions                             $ 2,267            1,752         $ 1.29            $ 2,253            2,140        $ 1.05
                                    ===============  ===============  =============     ==============  ===============  ===========


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on its financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         At September 30, 2001, we had total assets of $226.6 million, total loans, net, of $173.7 million and total deposits of $206.5 million.

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

RESULTS OF OPERATIONS

         The following table summarizes income, income per share and key financial ratios for the periods indicated:


                                                       Net Income
                                           --------------------------------
                                                Three           Three
                                            months ended    months ended
(Dollars in thousands,                      September 30,   September 30,
except per share amounts)                       2001            2000
---------------------------------------------------------------------------

Income                                                $778            $839
Income per share:
      Basic                                          $0.49           $0.41
      Diluted                                        $0.46           $0.39
Return on average assets                             1.31%           1.64%
Return on average shareholders' equity              22.11%          20.85%
Dividend payout ratio                                2.17%           2.56%


                                                       Net Income
                                           --------------------------------
                                                Nine            Nine
                                            months ended    months ended
(Dollars in thousands,                      September 30,   September 30,
except per share amounts)                       2001            2000
---------------------------------------------------------------------------

Income                                              $2,267          $2,253
Income per share:
      Basic                                          $1.36           $1.10
      Diluted                                        $1.29           $1.05
Return on average assets                             1.37%           1.50%
Return on average shareholders' equity              21.26%          19.66%
Dividend payout ratio                                2.33%           2.86%


Third Quarter

         Our net income for the third quarter of 2001 decreased 7.3% to $778,000, or $0.46 per diluted share, compared to net income of $839,000, or $0.39 per diluted share, for the third quarter of 2000. Based on our net income for the third quarter of 2001, our return on average shareholders' equity was 22.11% and our return on average assets was 1.31%. During the third quarter of 2000, our net income resulted in a return on average shareholders' equity of 20.85% and a return on average assets of 1.64%.

         The 7.3% decrease in net income during the third quarter of 2001 as compared to the third quarter of 2000 was the result of an increase in the provision for loan losses, other expenses and dividends paid on trust preferred securities partially offset by gains on the sale of investment securities. The 18% increase in diluted earnings per share during the third quarter of 2001 as compared to the third quarter of 2000 was the result of our common stock repurchases during the twelve months ended September 30, 2001. Due to these repurchases, our weighted average diluted shares outstanding during the third quarter of 2001 decreased 21.0% to 1,679,872 compared to 2,125,835 during the third quarter of 2000.

Year to Date

         Our net income for the nine months ended September 30, 2001 increased 0.6% to $2,267,000, or $1.29 per diluted share, compared to net income of $2,253,000, or $1.05 per diluted share, for the nine months ended September 30, 2000. Based on our net income for the nine months ended September 30, 2001, our return on average shareholders' equity was 21.26% and our return on average assets was 1.37%. During the nine months ended September 30, 2000, our net income resulted in a return on average shareholders' equity of 19.66% and a return on average assets of 1.50%.

         The 0.6% increase in net income for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was the result of an increase in gains on the sale of investment securities partially offset by an increase in other expenses and dividends paid on trust preferred securities. The 22.9% increase in diluted earnings per share for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was the result of our common stock repurchases during the twelve months ended September 30, 2001. Due to these repurchases, our weighted average diluted shares outstanding during the nine months ended September 30, 2001 decreased 18.1% to 1,752,454 compared to 2,139,670 during the nine months ended September 30, 2000.


NET INTEREST INCOME - QUARTERLY

         Net interest income decreased 3.0% to $3.2 million for the third quarter of 2001 from $3.3 million for the third quarter of 2000. This was primarily due to the $28.1 million, or 14.8%, increase in average interest-earning assets which was offset by a 104 basis point decrease in our net yield on interest-earning assets.

         Net interest income increased 3.2% to $3.2 million for the third quarter of 2001 from $3.1 million for the second quarter of 2001. This was primarily due to the $16.3 million, or 8.0%, increase in average interest-earning assets which was offset by a 29 basis point decrease in our net yield on interest-earning assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.



                                             For the quarter ended         For the quarter ended          For the quarter ended
                                          ---------------------------  -----------------------------  -----------------------------
                                              September 30, 2001             June 30, 2001                 September 30, 2000
                                          ---------------------------  -----------------------------  -----------------------------
                                          Average                      Average                        Average
(Dollars in thousands)                    Balance   Interest   Rate    Balance    Interest   Rate     Balance    Interest   Rate
---------------------------------------   --------  -----------------  ---------  ------------------  ---------  ------------------

INTEREST-EARNING ASSETS:
Federal funds sold                      $  10,345 $     92     3.53% $    9,681 $    104      4.31% $    9,563 $    156      6.49%
Interest-bearing deposits with banks          286        4     5.55%        286        5      7.01%        286        4      5.56%
Investment securities:
     Taxable                               35,685      464     5.16%     26,306      367      5.60%     27,572      410      5.92%
     Tax-exempt
Loans (1) (2)                             172,504    3,961     9.11%    166,281    3,974      9.59%    153,272    4,167     10.82%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
     Total interest-earning assets        218,820    4,521     8.20%    202,554    4,450      8.81%    190,693    4,737      9.88%
Noninterest-earning assets                 16,158                        15,118                         13,637
                                          --------                     ---------                      ---------
     Total assets                       $ 234,978                    $  217,672                     $  204,330
                                          ========                     =========                      =========

INTEREST-BEARING LIABILITIES:
Deposits:
     Interest-bearing transaction
       accounts                          $124,333 $    868     2.77% $  110,722 $    835      3.02% $  108,933 $  1,050      3.83%
     Time deposits, $100,000 or more       25,616      297     4.60%     28,883      372      5.17%     16,541      232      5.58%
     Savings and other time                11,262      106     3.73%     10,938      118      4.33%     11,176      125      4.45%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
          Total interest-bearing
            deposits                      161,211    1,271     3.13%    150,543    1,325      3.53%    136,650    1,407      4.10%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
Other borrowings                              609        4     2.61%        544        6      4.42%      1,274        9      2.81%
                                          --------  -------   -------  ---------  -------  ---------  ---------  -------   --------
          Total interest-bearing
            liabilities                   161,820    1,275     3.13%    151,087    1,331      3.53%    137,924    1,416      4.08%
Noninterest-bearing deposits               54,365                        48,340                         48,338
Other noninterest-bearing liabilities       1,832                         1,441                          1,972
Trust preferred securities                  3,000                         3,000
                                          --------                     ---------                      ---------
Shareholders' equity                       13,961                        13,804                         16,096
                                          --------                     ---------                      ---------
Total liabilities and shareholders'
  equity                                 $234,978                    $  217,672                     $  204,330
                                          ========                     =========                      =========

                                                    -------                       -------                        -------
Net interest income                               $  3,246                      $  3,119                       $  3,321
                                                    =======                       =======                        =======
Interest rate spread                                           5.07%                          5.28%                          5.80%
Contribution of interest free funds                            0.81%                          0.90%                          1.13%
                                                              -------                      ---------                       --------
Net yield on interest-earning assets (3)                       5.89%                          6.18%                          6.93%
                                                              =======                      =========                       ========


(1) Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2) Loan fees totaling $343,000, $349,000 and $345,000 are included in loan interest income for the three months ended September 30, 2001, June 30, 2001 and September 30, 2000, respectively.
(3) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.


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



                                                             Quarter Ended                     Quarter Ended
                                                           September 30, 2001                September 30, 2001
                                                             Compared with                     Compared with
                                                             Quarter Ended                     Quarter Ended
                                                             June 30, 2001                   September 30, 2000
                                                             Favorable / (Unfavorable)        Favorable / (Unfavorable)
                                                          --------------------------------  -------------------------------

(Dollars in thousands)                                      Volume   Rate (1)     Net        Volume    Rate (1)     Net
                                                          --------------------------------  -------------------------------

INTEREST EARNED ON INTEREST-EARNINGS ASSETS
   Federal funds sold                                            $ 7     $ (19)     $ (12)       $ 13      $ (77)    $ (64)
   Interest-bearing deposits with banks                            0        (1)        (1)          0          0         0
   Investment securities:
      Taxable                                                    137       (40)        97         122        (68)       54
      Tax-exempt
   Loans                                                         173      (186)       (13)        531       (737)     (206)
                                                          --------------------------------  -------------------------------
          Total Interest Income                                  317      (246)        71         666       (882)     (216)
                                                          --------------------------------  -------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
   Deposits:
        Interest-bearing transaction accounts                    (99)       66        (33)       (149)       331       182
        Time deposits, $100,000 or more                           40        35         75        (128)        63       (65)
        Savings and other time                                    (4)       16         12          (1)        20        19
                                                          --------------------------------  -------------------------------
           Total interest-bearing deposits                       (63)      117         54        (278)       414       136
   Other borrowings                                               (1)        3          2           5          0         5
                                                          --------------------------------  -------------------------------
           Total Interest Expense                                (64)      120         56        (273)       414       141
                                                          --------------------------------  -------------------------------
               Net increase (decrease) in net
                 interest income                               $ 253    $ (126)     $ 127       $ 393     $ (468)    $ (75)
                                                          ================================  ===============================


(1)  The rate/volume variance has been included in the rate variance.



The Quarter Ended September 30, 2001 Compared to September 30, 2000

         Interest income in the third quarter ended September 30, 2001 decreased to $4.5 million from $4.7 million in the quarter ended September 30, 2000. This was primarily due to the 168 basis point decline in the yield earned on average interest-earning assetsoffset by an increase in average loans. Average interest-earning assets increased $28.1 million, or 14.7%, to $218.8 million in the three months ended September 30, 2001, compared to $190.7 million in the same period for 2000. Average loans increased $19.2 million, or 12.5%, to $172.5 million for the three months ended September 30, 2001 from $153.3 million in the same period for 2000. Average investment securities, federal funds sold and interest-bearing deposits with banks, increased 23.8% to $46.3 million in the third quarter of 2001 from $37.4 million in the same period for 2000.

         The average yield on interest-earning assets decreased 168 basis points to 8.20% in the third quarter of 2001 from 9.88% in the same period of 2000 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 350 basis points from 9.50% at September 30, 2000 to 6.00% at September 30, 2001 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 171 basis points to 9.11% for the third quarter of 2001 from 10.82% in the same period of 2000. Loans represented approximately 78.8% of total interest-earning assets in the third quarter of 2001 compared to 80.4% for the same period in 2000.

         Interest expense in the third quarter of 2001 decreased to $1.3 million from $1.4 million for the same period of 2000. Lower interest rates paid on interest-bearing deposits were partially offset by the volume increase in interest-bearing deposits. Average interest-bearing liabilities increased 17.3% to $161.8 million in the third quarter of 2001 from $137.9 million in the same period for 2000. The increase was due primarily to the efforts of our relationship managers in generating deposits from their client relationships.

         During the third quarter of 2001, average noninterest-bearing deposits increased to $54.4 million from $48.3 million in the same period of 2000.

         As a result of the foregoing analyses, our interest rate spread decreased to 5.07% in the third quarter of 2001 from 5.80% in the same period of 2000. The net yield on interest-earning assets decreased in the third quarter of 2001 to 5.89% from 6.93% in the same period of 2000.

THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO JUNE 30, 2001

         Interest income in the third quarter ended September 30, 2001 remained at $4.5 million as compared to $4.5 million for the second quarter of 2001. This was primarily due to the increase in average interest-earning assets offset by a 61 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $16.3 million, or 8.0%, to $218.8 million in the three months ended September 30, 2001, compared to $202.6 million in the previous quarter. Average loans increased $6.2 million, or 3.7%, to $172.5 million for the three months ended September 30, 2001 from $166.2 million in the previous quarter. Average investment securities, federal funds sold and interest-bearing deposits with banks, increased 27.7% to $46.3 million in the third quarter of 2001 from $36.2 million in the previous quarter.

         The average yield on interest-earning assets decreased 61 basis points to 8.20% in the third quarter of 2001 from 8.81% in the previous quarter primarily due to a decrease in the average yield on loans. We lowered our prime rate by 75 basis points from 6.75% at June 30, 2001 to 6.00% at September 30, 2001 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 48 basis points to 9.11% for the third quarter of 2001 from 9.59% in the prior quarter. Loans represented approximately 78.8% of total interest-earning assets in the third quarter of 2001 compared to 82.1% for the prior quarter.

         Interest expense in the third quarter of 2001 was $1.3 million, unchanged from the prior quarter. This was primarily due to an increase in average interest-bearing deposits offset by a 40 basis point decline in the rate paid on average interest-bearing deposits. Average interest-bearing deposits increased 7.1% to $161.2 million in the third quarter of 2001 from $150.5 million in the prior quarter. The increase was due primarily to the efforts of our relationship managers in generating deposits from their client relationships. Our average rate paid on interest-bearing deposits declined to 3.13% for the third quarter of 2001 from 3.53% in the previous quarter.

         During the third quarter of 2001, average noninterest-bearing deposits increased to $54.4 million from $48.3 million in the prior quarter.

         As a result of the foregoing analyses, our interest rate spread decreased to 5.07% in the third quarter of 2001 from 5.28% in the prior quarter. The net yield on interest-earning assets decreased in the third quarter of 2001 to 5.89% from 6.18% in the prior quarter.

NET INTEREST INCOME - YEAR TO DATE

         Net interest income remained unchanged at $9.4 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This was primarily due to the $18.1 million, or 9.7%, increase in average interest-earning assets which was offset by a 53 basis point decrease in our net yield on interest-earning assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.



                                                                       For the nine months ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                     2001                                     2000
                                                      -----------------------------------     -----------------------------------
                                                       Average                                 Average
(Dollars in thousands)                                 Balance     Interest       Rate         Balance      Interest      Rate
--------------------------------------------------    ----------   ----------   ---------     ----------    ----------  ---------

INTEREST-EARNING ASSETS:
Federal funds sold                                  $     8,271  $       258       4.17%    $    10,268   $       473      6.15%
Interest-bearing deposits with banks                        286           13       6.08%            286            12      5.60%
Investment securities:
     Taxable                                             29,509        1,204       5.46%         30,173         1,319      5.84%
     Tax-exempt
Loans (1) (2)                                           167,481       12,002       9.58%        146,676        11,554     10.52%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
     Total interest-earning assets                      205,547       13,477       8.77%        187,403        13,358      9.52%
Noninterest-earning assets                               15,292                                  13,398
                                                      ----------                              ----------
     Total assets                                   $   220,839                             $   200,801
                                                      ==========                              ==========

INTEREST-BEARING LIABILITIES:
Deposits:
     Interest-bearing transaction accounts          $   112,950  $     2,598       3.08%    $   109,469   $     3,001      3.66%
     Time deposits, $100,000 or more                     27,312        1,058       5.18%         15,379           611      5.31%
     Savings and other time                              10,964          347       4.23%         11,310           363      4.29%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
          Total interest-bearing deposits               151,226        4,003       3.54%        136,158         3,975      3.90%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
Other borrowings                                            967           35       4.84%            837            25      3.99%
                                                      ----------   ----------   ---------     ----------    ----------  ---------
          Total interest-bearing liabilities            152,193        4,038       3.55%        136,995         4,000      3.90%
Noninterest-bearing deposits                             49,721                                  46,843
Other noninterest-bearing liabilities                     1,667                                   1,683
Trust preferred securities                                3,000
                                                      ----------                              ----------
Shareholders' equity                                     14,258                                  15,280
                                                      ----------                              ----------
Total liabilities and shareholders' equity          $   220,839                             $   200,801
                                                      ==========                              ==========

                                                                   ----------                               ----------
Net interest income                                              $     9,439                              $     9,358
                                                                   ==========                               ==========
Interest rate spread                                                               5.22%                                   5.62%
Contribution of interest free funds                                                0.92%                                   1.05%
                                                                                ---------                               ---------
Net yield on interest-earning assets (3)                                           6.14%                                   6.67%
                                                                                =========                               =========


(1) Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Loan fees totaling $970,000 and $924,000 are included in loan interest income for the nine months ended September 30, 2001 and September 30, 2000, respectively.
(3) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.


         The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets represented by loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).



                                                                        Nine Months Ended September 30, 2001
                                                                             Compared with
                                                                        Nine Months Ended September 30, 2000
                                                                       Favorable / (Unfavorable)
                                                                      ------------------------------------------

(Dollars in thousands)                                                   Volume       Rate (1)         Net
                                                                      ------------------------------------------

INTEREST EARNED ON INTEREST-EARNINGS ASSETS
   Federal funds sold                                                          ($92)        ($123)        ($215)
   Interest-bearing deposits with banks                                           0             1             1
   Investment securities:
        Taxable                                                                 (30)          (85)         (115)
        Tax-exempt
   Loans                                                                      1,631        (1,183)          448
                                                                      ------------------------------------------
               Total Interest Income                                          1,509        (1,390)          119

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
   Deposits:
        Interest-bearing transaction accounts                                   (98)          501           403
        Time deposits, $100,000 or more                                        (474)           27          (447)
        Savings and other time                                                   11             5            16
                                                                      ------------------------------------------
               Total interest-bearing deposits                                 (561)          533           (28)
   Other borrowings                                                              (4)           (6)          (10)
                                                                      ------------------------------------------
               Total Interest Expense                                          (565)          527           (38)
                                                                      ------------------------------------------
                    Net increase (decrease) in net interest income             $944         ($863)          $81
                                                                      ==========================================


(1)  The rate/volume variance has been included in the rate variance.



The Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

         Interest income for the nine months ended September 30, 2001 was $9.4 million unchanged from from the nine months ended September 30, 2000. This was primarily due to the increase in average interest-earning assets offset by a 75 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $18.1 million, or 9.7%, to $205.5 million for the nine months ended September 30, 2001, compared to $187.4 million in the same period for 2000. Average loans increased $20.8 million, or 14.2%, to $167.5 million for the nine months ended September 30, 2001 from $146.7 million in the same period for 2000. Average investment securities, federal funds sold and interest-bearing deposits with banks, decreased 6.5% to $38.1 million for the nine months ended September 30, 2001 from $40.7 million in the same period for 2000.

         The average yield on interest-earning assets decreased 75 basis points to 8.77% for the nine months ended September 30, 2001 from 9.52% in the same period of 2000 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 350 basis points from 9.50% at September 30, 2000 to 6.00% at September 30, 2001 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 94 basis points to 9.58% for the nine months ended September 30, 2001 from 10.52% in the same period of 2000. Loans represented approximately 81.5% of total interest-earning assets for the nine months ended September 30, 2001 compared to 78.3% for the same period in 2000.

         Interest expense for the nine months ended September 30, 2001 was $4.0 million, unchanged from the same period of 2000. Lower interest rates paid on interest-bearing transaction accounts were offset by the volume increase in time deposits of $100,000 or more. Average interest-bearing liabilities increased 11.1% to $152.2 million for the nine months ended September 30, 2001 from $137.0 million in the same period for 2000. The increase was due primarily to the efforts of our relationship managers in generating deposits from their client relationships.

         During the nine months ended September 30, 2001, average noninterest-bearing deposits increased to $49.7 million from $46.8 million in the same period of 2000.

         As a result of the foregoing analyses, our interest rate spread decreased to 5.22% for the nine months ended September 30, 2001 from 5.62% in the same period of 2000. The net yield on interest-earning assets decreased for the nine months ended September 30, 2001 to 6.14% from 6.67% in the same period of 2000.

NONINTEREST INCOME

         The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):



                                                            Quarter Ended September 30,           Nine Months Ended September 30,
                                                          --------------------------------        --------------------------------
Components of Noninterest Income                               2001             2000                   2001             2000
--------------------------------------------------------  ---------------   --------------        ---------------   --------------

Gain on sale of loans                                   $             25  $            12       $             64  $            47
Service fees on deposit accounts                                     135              111                    391              356
Loan servicing fees                                                   15               14                     47               41
Gain (loss) on sale of investment securities - net                   228                                     228               (2)
Other                                                                 39               45                    199              159
                                                          ---------------   --------------        ---------------   --------------
    Total                                               $            442  $           182       $            929  $           601
                                                          ===============   ==============        ===============   ==============

As a Percentage of Average Assets (Annualized)
--------------------------------------------------------
Gain on sale of loans                                              0.04%            0.02%                  0.04%            0.03%
Service fees on deposit accounts                                   0.23%            0.21%                  0.23%            0.24%
Loan servicing fees                                                0.03%            0.03%                  0.03%            0.03%
Gain (loss) on sale of investment securities - net                 0.38%                                   0.14%            0.00%
Other                                                              0.07%            0.09%                  0.12%            0.10%
                                                          ---------------   --------------        ---------------   --------------
    Total                                                          0.75%            0.35%                  0.56%            0.40%
                                                          ===============   ==============        ===============   ==============


NONINTEREST EXPENSE.

         The following table summarizes our noninterest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):



                                                            Quarter Ended September 30,            Nine Months Ended September 30,
                                                       -------------------------------------    ------------------------------------
Components of Noninterest Expense                             2001                2000                2001                2000
----------------------------------------------------   -----------------   -----------------    ----------------    ----------------

Salaries and employee benefits                        $            1,184  $            1,096   $           3,422   $           3,283
Occupancy expense                                                    262                 273                 800                 800
Furniture and equipment expense                                      126                 119                 362                 343
Professional services                                                132                 107                 252                 233
Supplies                                                              52                  56                 171                 177
Promotional expenses                                                  92                  69                 247                 217
Data processing fees                                                  96                  93                 294                 270
Regulatory assessments                                                16                  16                  46                  46
Other                                                                138                 134                 403                 417
                                                       -----------------   -----------------    ----------------    ----------------
    Total                                             $            2,098  $            1,963   $           5,997   $           5,786
                                                       =================   =================    ================    ================
Average full-time equivalent employees                                61                  58                  59                  58

As a Percentage of Average Assets (Annualized)
----------------------------------------------------
Salaries and employee benefits                                     2.00%               2.13%               2.07%               2.18%
Occupancy expense                                                  0.44%               0.53%               0.49%               0.53%
Furniture and equipment expense                                    0.21%               0.23%               0.22%               0.23%
Professional services                                              0.22%               0.21%               0.15%               0.16%
Supplies                                                           0.09%               0.11%               0.10%               0.12%
Promotional expenses                                               0.16%               0.14%               0.15%               0.14%
Data processing fees                                               0.16%               0.18%               0.18%               0.18%
Regulatory assessments                                             0.03%               0.03%               0.03%               0.03%
Other                                                              0.23%               0.26%               0.24%               0.28%
                                                       -----------------   -----------------    ----------------    ----------------
    Total                                                          3.54%               3.82%               3.63%               3.85%
                                                       =================   =================    ================    ================



INCOME TAXES.

         Our effective tax rate was 40.6% for the quarter ended September 30, 2001 compared to 40.9% in the same period of the prior year. For the nine months ended September 30, 2001, our effective tax rate was 40.9% compared to 41.2% in the same period of the prior year.


FINANCIAL CONDITION

         Our total assets increased by $20.4 million, or 9.9%, from the end of 2000 to reach $226.6 million at September 30, 2001.

INVESTMENTS

         The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated (dollar amounts in thousands):


                                                 Gross        Gross        Estimated
                                  Amortized    Unrealized   Unrealized       Fair          Carrying
September 30, 2001:                 Cost          Gains       Losses         Value           Value
------------------------------------------------------------------------------------------------------

  Available for sale securities:
    U.S. Treasury                  $ 13,979       $ 533       $             $ 14,512        $ 14,512
    U.S. Government agencies          9,089         405                        9,494           9,494
    Corporate securities              1,913          44                        1,957           1,957
                                   --------       -----       -------       --------        --------
Total investment securities        $ 24,981       $ 982       $             $ 25,963        $ 25,963
                                   ========       =====       =======       ========        ========



                                                 Gross        Gross        Estimated
                                  Amortized    Unrealized   Unrealized       Fair          Carrying
December 31, 2000                   Cost          Gains         Losses       Value           Value
------------------------------------------------------------------------------------------------------

  Held to maturity securities:
    U.S. Government agencies       $  2,000                    $   (1)      $  1,999        $  2,000
                                   --------       -----        ------       --------        --------
           Total held to maturity     2,000                        (1)         1,999           2,000
                                   --------       -----        ------       --------        --------
  Available for sale securities:
    U.S. Treasury                    13,983       $ 188           (42)        14,129          14,129
    U.S. Government agencies          9,108           5           (75)         9,038           9,038
    Corporate securities              1,929           4                        1,933           1,933
                                   --------       -----        ------       --------        --------
           Total available for sale  25,020         197          (117)        25,100          25,100
                                   --------       -----        ------       --------        --------
Total investment securities        $ 27,020       $ 197        $ (118)      $ 27,099        $ 27,100
                                   ========       =====        ======       ========        ========




                                                 Gross        Gross        Estimated
                                  Amortized    Unrealized   Unrealized       Fair          Carrying
September 30, 2000                  Cost          Gains       Losses         Value           Value
------------------------------------------------------------------------------------------------------

  Held to maturity securities:
    U.S. Government agencies        $ 2,000                    $  (17)      $  1,983        $  2,000
                                   --------       -----        ------       --------        --------
           Total held to maturity     2,000                       (17)         1,983           2,000
                                   --------       -----        ------       --------        --------
  Available for sale securities:
    U.S. Treasury                    13,985       $  75          (181)        13,879          13,879
    U.S. Government agencies          9,114                      (396)         8,718           8,718
    Corporate securities              1,934                       (16)         1,918           1,918
                                   --------       -----        ------       --------        --------
           Total available for sale  25,033          75          (593)        24,515          24,515
                                   --------       -----        ------       --------        --------
Total investment securities        $ 27,033       $  75        $ (610)      $ 26,498        $ 26,515
                                   ========       =====        ======       ========        ========



         The maturities and weighted average yields of our investment securities at September 30, 2001 are presented in the following table (at amortized cost) (dollar amounts in thousands):


                                                             After 1 Year          After 5 Years
                                     Within 1 Year          Within 5 Years        Within 10 Years                 Total
                                 ---------------------  ------------------------------------------------------------------
                                    Amount      Yield      Amount      Yield      Amount      Yield      Amount      Yield

U.S. Treasury and other
     U.S. government agencies       $5,997      6.21%     $13,026      5.42%      $4,045     5.61%      $23,068     5.66%
Corporate securities                 1,609      6.33%         304      6.25%                              1,913     6.32%
                                 ----------  ---------  ----------  --------- -----------  --------  -----------  --------
   Total                            $7,606      6.23%     $13,330      5.44%      $4,045     5.61%      $24,981     5.71%
                                 ==========  =========  ==========  ========= ===========  ========  ===========  ========



LOANS HELD FOR INVESTMENT

         Our net loans held for investment increased by $10.9 million, or 6.7%, during the first nine months of 2001 as increases in commercial real estate, land, home equity and loans to consumers and individuals were offset by decreases in commercial and construction loans. The following table sets forth the amount of our total loans outstanding by category as of the dates indicated (dollar amounts in thousands):



Total Loans                                 September 30,        December 31,         September 30,
                                                2001                 2000                 2000
                                         ------------------   ------------------   ------------------

Commercial                             $            25,528  $            27,137  $            23,947
Real estate:
   Commercial                                      112,430              108,557              102,663
   Construction                                     29,194               24,157               23,658
   Land                                              4,662                1,675                2,974
Home equity                                          2,009                1,581                1,519
Loans to consumers and individuals                   2,302                1,936                1,826
                                         ------------------   ------------------   ------------------
       Total                                       176,125              165,043              156,587
Deferred loan fees                                    (150)                (220)                (168)
Allowance for loan losses                           (2,236)              (1,939)              (1,849)
                                         ------------------   ------------------   ------------------
    Total net loans                    $           173,739  $           162,884  $           154,570
                                         ==================   ==================   ==================



         In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $148.3 million, or 84.2% of the total portfolio as of September 30, 2001. Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

         We focus our portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within our loan portfolio. As of September 30, 2001 the two largest industry concentrations within the loan portfolio were real estate and related services at 29.5% and the services - personal/business industry at 22.0% of the portfolio. Because credit concentrations increase portfolio risk, we place significant emphasis on the purpose of each loan and the related sources of repayment. We generally limit unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

Maturities of Loans at September 30, 2001 (dollar amounts in thousands):




Time remaining to maturity                     Fixed rate      Adjustable rate            Total
                                          -----------------  -----------------  -----------------

One year or less                                  $ 10,008           $ 45,462           $ 55,470
After one year to five years                        63,440             19,157             82,597
After five years                                    10,554             27,504             38,058
                                          -----------------  -----------------  -----------------
    Total                                         $ 84,002           $ 92,123          $ 176,125
                                          =================  =================  =================



         As of September 30, 2001, the percentage of loans held for investment with fixed and floating interest rates was 47.7% and 52.3%, respectively.

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

         As of September 30, 2001, we had no nonperforming assets. The following table sets forth the balance of nonperforming assets as of the dates indicated (dollar amounts in thousands):




Nonperforming Assets                September 30,      June 30,         March 31,       December 31,    September 30,
                                        2001             2001              2001             2000             2000
                                    --------------   --------------   ---------------  ---------------  ---------------

Nonaccrual loans                  $             0  $             0  $              0 $              0 $              0
Loans 90 days or more
   past due and still accruing                  0               40                40               40               78
                                    --------------   --------------   ---------------  ---------------  ---------------
                                  $             0  $            40  $             40 $             40 $             78
                                    ==============   ==============   ===============  ===============  ===============

As a percent of total loans                 0.00%            0.02%             0.02%            0.02%            0.05%
As a percent of total assets                0.00%            0.02%             0.02%            0.02%            0.04%




         At September 30, 2001, we had no loans identified as impaired and, therefore, no specific allowance for loan losses was required for impaired loans.

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

         In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 2001, the ALL of $2,236,000, or 1.27% of total loans, was determined by us to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):



                                                                 At and For            At and For
                                                               the Nine Months       the Year Ended
                                                               Ended September 30,    December 31,
                                                                    2001                  2000
                                                              ------------------    -----------------

Balances:
   Average loans during period                              $           167,481   $          149,645
   Loans at end of period                                               175,975              164,823

Allowance for Loan Losses:
   Balance at beginning of period                                         1,939                1,492
   Charge-offs:
       Commercial                                                             3                    9
       Consumer                                                                                    1
                                                              ------------------    -----------------
            Total charge-offs                                                 3                   10
   Recoveries:
       Commercial                                                                                 37
                                                              ------------------    -----------------
            Total recoveries                                                  0                   37
                                                              ------------------    -----------------
   Net charge-offs  (recoveries)                                              3                  (27)
                                                              ------------------    -----------------
   Provision charged to operating expense                                   300                  420
                                                              ------------------    -----------------
   Balance at end of period                                 $             2,236   $            1,939
                                                              ==================    =================

Ratios:
   Net charge-offs (recoveries) to average loans                          0.00%               -0.02%
   Allowance for loan losses to loans at end of period                    1.27%                1.18%
   Net charge-offs (recoveries) to beginning of period
     allowance for loan losses                                            0.15%               -1.81%



         We made a provision of $200,000 to the allowance for loan losses during the third quarter of 2001 as compared to a provision of $100,000 during the third quarter of 2000. For the nine months ended September 30, 2001, we provided $300,000 to the ALL as compared to $320,000 during the same period of 2000. The provisions in both periods were recorded due to growth in the loan portfolio and deteriorating economic conditions in our market areas. We believe the $300,000 provision to the ALL during the first nine months of 2001 is adequate given our net loan growth of 6.7% during that same period.

         The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):


                                  September 30,                  December 31,                   September 30,
                                      2001                           2000                           2000
                           ----------------------------   ----------------------------   ----------------------------
                                              % of                           % of                           % of
                                              Category                       Category                       Category
                                              to Total                       to Total                       to Total
                               ALL             Loans           ALL            Loans           ALL            Loans

Commercial loans         $         895          45.22%  $         793          43.34%  $         660          43.72%
Real estate loans                1,014          51.22%            978          53.47%            315          53.09%
Consumer loans                      78           3.56%             65           3.19%             33           3.19%
Not allocated                      249             N/A            103             N/A            841             N/A
                           ------------    ------------   ------------    ------------   ------------    ------------
     Total               $       2,236         100.00%  $       1,939         100.00%  $       1,849         100.00%
                           ============    ============   ============    ============   ============    ============



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

DEPOSITS

         Our total consolidated deposits increased by $17.9 million, or 9.50%, during the nine months ended September 30, 2001.

         Rates paid on deposits decreased along with market interest rates during the nine months ended September 30, 2001 as compared to the year ended December 31, 2000. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amounts in thousands):


                                                   Nine Months Ended                Year Ended                Nine Months Ended
                                                  September 30, 2001             December 31, 2000            September 30, 2000
                                               --------------------------    --------------------------    -------------------------
                                                 Average       Average         Average       Average         Average      Average
                                                 Balance         Rate          Balance         Rate          Balance        Rate
                                               -------------  -----------    ------------   -----------    ------------  -----------

Noninterest-bearing demand deposits            $     49,721                  $    47,329                   $    46,843

Interest-bearing demand deposits (includes
     money market deposit accounts)                 112,950        3.08%         108,708         3.70%         109,469        3.66%
Savings deposits                                      2,177        1.53%           2,146         1.95%           2,094        1.94%
Time deposits, $100,000 and over                     27,312        5.18%          17,730         5.46%          15,379        5.31%
Other time deposits                                   8,787        4.90%           9,086         4.96%           9,216        4.83%
                                               -------------  -----------    ------------   -----------    ------------  -----------
    Total interest-bearing                          151,226        3.54%         137,670         3.98%         136,158        3.90%
                                               -------------  -----------    ------------   -----------    ------------  -----------
Total deposits                                 $    200,947        2.66%     $   184,999         2.96%     $   183,001        2.90%
                                               =============  ===========    ============   ===========    ============  ===========



         The following table sets forth the time remaining to maturity of our time deposits in amounts of $100,000 or more as of the dates indicated below (dollar amounts in thousands):



                                        September 30,            December 31,            September 30,
Time remaining to maturity                   2001                    2000                     2000
                                       -----------------       -----------------        -----------------

Three months or less                   $         13,987        $         14,456         $          8,822
After three months to six months                  3,554                   4,519                    4,287
After six months to one year                      5,094                   5,678                    5,222
After twelve months                               1,600                     500                      802
                                       -----------------       -----------------        -----------------
          Total                        $         24,235        $         25,153         $         19,133
                                       =================       =================        =================



LIQUIDITY

         Liquidity is our ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of our borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for us include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. We hold overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 2001, federal funds sold averaged $8.3 million, or 3.7% of total assets. In addition to our federal funds, we maintain various lines of credit with correspondent banks, the Federal Reserve Bank of San Francisco, and the Federal Home Loan Bank of San Francisco.

         At September 30, 2001, we had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $22.6 million, or 10.0% of total assets. This represented all available liquid assets, excluding other assets.

         Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant we become on our illiquid loan portfolio and our securities portfolio to absorb temporary fluctuations in deposit levels. At September 30, 2001, the loan-to-deposit ratio was 83.4% as compared to 87.4% at December 31, 2000.

         Another frequently used method is the relationship between short-term liquid assets (federal funds sold and investments maturing within one year) and short-term liabilities (total deposits and other borrowings), or the liquidity ratio. We target a minimum ratio of 5%. At September 30, 2001, this ratio was 7.5% as compared to 1.3% at December 31, 2000.

         As of September 30, 2001, we had no material commitments that were expected to adversely impact liquidity.

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

         The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our nonmaturity deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of September 30, 2001, the analysis indicates that our net income for the next 12 months would increase 6% if rates increased 200 basis points, and decrease by 1% if rates decreased 200 basis points.

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

         The following table sets forth rate sensitive interest-earning assets and interest-bearing liabilities as of September 30, 2001, the interest rate sensitivity gap (i.e. interest sensitive assets minus interest sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio, and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms (dollar amounts in thousands):



September 30, 2001                                          Over 90       Over 180     After One       After
                                               90 days      days to        days to      Year to         Five
                                               or less      180 days      365 days     Five Years      Years         Total
                                              -----------  -----------   ------------  -----------   -----------   -----------

Earning Assets (Rate Sensitive):
   Federal funds sold                        $         0                                                           $        0
   Interest-bearing deposits with
     other banks                                     286                                                                  286
   Investment securities                           1,002   $    1,804    $     4,800   $   13,330    $    4,045        24,981
   Loans, excluding allowance for
     possible losses                              93,258        1,607          3,774       65,412        12,074       176,125
                                              -----------  -----------   ------------  -----------   -----------   -----------
     Total                                        94,546        3,411          8,574       78,742        16,119       201,392
                                              -----------  -----------   ------------  -----------   -----------   -----------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing transaction deposits                                      51,855       66,219                     118,074
   Time deposits, $100,000 or more                13,987        3,554          5,094        1,600                      24,235
   Savings and other time deposits                 3,812        2,048            318        5,403                      11,581
   Other borrowings                                  750                                                                  750
   Trust preferred securities                                                                             3,000         3,000
                                              -----------  -----------   ------------  -----------   -----------   -----------
     Total                                        18,549        5,602         57,267       73,222         3,000    $  157,640
                                              -----------  -----------   ------------  -----------   -----------   -----------
Period GAP                                    $   75,997   $   (2,191)   $   (48,693)  $    5,520    $   13,119
                                              ===========  ===========   ============  ===========   ===========
Cumulative GAP                                $   75,997   $   73,806    $    25,113   $   30,633    $   43,752
                                              ===========  ===========   ============  ===========   ===========
Interest Sensitivity GAP Ratio                    80.38%      (64.23%)      (567.91%)       7.01%        81.39%
                                              ===========  ===========   ============  ===========   ===========
Cumulative Interest Sensitivity                   80.38%       75.35%         23.57%       16.53%        21.72%
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


CAPITAL RESOURCES

         Our total shareholders' equity was $14.6 million as of September 30, 2001 compared to $15.1 million at December 31, 2000. The decrease was primarily due to the repurchase of common stock during the first nine months of 2001. For the nine months ended September 30, 2001, we repurchased 316,000 shares of our common stock at a total cost of $3.7 million. We paid dividends of $0.03 per share during the nine months ended September 30, 2001.

         The ratios of average equity to average assets for the periods indicated are set forth below.

                  Nine Months Ended                   Nine Months Ended
                 September 30, 2001                  September 30, 2000
                 ------------------                  ------------------

                        6.46%                               7.61%


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

         Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier I capital. As of September 30, 2001, the entire $3.0 million outstanding of trust preferred securities qualified as Tier I capital.

Risk Based Capital

         Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

         Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As September 30, 2001, our total capital ratio was 10.41% and our Tier 1 capital ratio was 9.19%. In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 2001, our leverage ratio was 7.12%. It is our intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

RECENT ACCOUNTING DEVELOPMENTS

Derivative Instruments and Hedging Activities

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


Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was adopted by the Company effective April 1, 2001. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Standards Board ("FASB"), and some were changed only in minor ways. In issuing SFAS No.140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. The adoption of SFAS No. 140 did not have a significant impact on the financial position or results of operations, or cash flows of the Company.

Business Combinations, Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on its financial position, results of operations and cash flows.

Selected Loan Loss Allowance Methodology and Documentation Issues

         A Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB No. 102") was released on July 10, 2001. It expresses certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, Accounting for Loan Losses by Registrants Engaged in Lending Activities, for determining allowances for loan and lease losses in accordance with generally accepted accounting principals. In particular, SAB No. 102 focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. We have a systematic methodology for determining an appropriate allowance for loan losses, consistently followed and supported by written documentation and policies and procedures. None-the-less, in light of SAB No. 102, our methodology and documentation is currently in the process of review. However, any resulting changes are not expected to have a material impact on the financial statements.

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


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:  The Exhibit Index is incorporated by reference.

      (b) Reports on Form 8-K.

         During the quarter ended September 30, 2001, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated August 15, 2001 Item 5, (containing a press release regarding the signing of a definitive agreement between the Registrant and Business Bancorp). (2) Form 8-K dated August 15, 2001
Item 5, (containing an amendment to the Rights Agreement dated January 19, 1999 between the Registrant and U.S. Stock Transfer Corporation).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MCB FINANCIAL CORPORATION
                                  (REGISTRANT)



Date:    November 13, 2001        /s/ PATRICK E. PHELAN
                                  ----------------------------------------------
                                  Patrick E. Phelan
                                  Chief Financial Officer
                                  (Principal Accounting Officer and officer
                                  authorized to sign on behalf of the
                                  registrant)

                                  Exhibit Index


EXHIBIT           DESCRIPTION

2 Agreement and Plan of Reorganization among MCB Financial Corporation, Metro Commerce Bank and Business Bancorp, Business Bank of California, dated as of August 15, 2001 (incorporated by reference to Annex A of Registrant's Proxy Statement on Schedule 14A filed with the SEC on November 2,
                  2001).

10.1 Stock Option Agreement dated as of August 15, 2001 between Business Bancorp and MCB Financial Corporation (incorporated by reference to Exhibit A of Registrant's Proxy Statement on
                  Schedule 14A filed with the SEC on November 2, 2001).